Form 10-K
period 2024-12-31
Sono Group N.V.
filed 2025-04-17
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to             .

Commission File Number: 001-41066

SONO GROUP N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-1828632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Sono Group N.V. Waldmeisterstraße 93, 80935 Munich, Germany
(Address of principal executive offices)

+49 (0)89 4520 5818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares, nominal value of €0.02 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares of the registrant held by non-affiliates, based on the closing price of the ordinary shares as quoted on the OTCQB on June 30, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $2.3 million.*

* As described in more detail in this Annual Report, the registrant implemented a Reverse Share Split (as defined herein) on January 6, 2025. The closing price used to calculate the aggregate market value of ordinary shares of the registrant held by non-affiliates on June 30, 2024 has been adjusted to reflect the 75-to-1 reverse split ratio. Share amounts on this cover page and throughout this Annual Report have been updated, as appropriate, to reflect the Company’s Reverse Share Split.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.** Yes ☐ No ☐

** As described in more detail in this Annual Report, the registrant was involved in preliminary self-administration proceedings under German insolvency law before the local court of Munich, Germany from mid-May 2023 through January 31, 2024. Since no insolvency plan providing for the distribution of securities was confirmed by the court, the registrant has not checked either of the boxes above.

As of March 24, 2025, there were 1,409,921 ordinary shares, nominal value €0.02 per share, of the registrant outstanding and 40,000 high voting shares, nominal value €0.50 per share of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

true

SONO GROUP N.V.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report” or this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “believe,” “may,” “will,” “expect,” “estimate,” “could,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “potential,” “forecast,” “project,” “target,” “continue,” “is/are likely to,” “will” or other similar or comparable expressions (including the negative of any of the foregoing). These forward-looking statements include all matters that are not historical facts and are statements regarding our intentions, beliefs, or current expectations. Forward-looking statements involve inherent known and unknown risks, uncertainties and contingencies because they relate to events and depend on circumstances that may or may not occur in the future and could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●

our expectations regarding our ability to access the unfunded portion of the Yorkville Commitment (as defined herein) and implement the Debt Conversion (as defined herein), including our ability to meet the initial listing requirements for admission of our securities to trading on the Nasdaq Capital Market and to satisfy the other conditions precedent set forth in the Securities Purchase Agreement and the Exchange Agreement (each as defined herein);

●	the timing of the closing the transactions contemplated by the Securities Purchase Agreement and the Exchange Agreement;

●	the impact of the transactions contemplated by the Exchange Agreement and Securities Purchase Agreement on the Company’s operating results;

●

our ability to maintain relationships with lenders, suppliers, customers, employees and other third parties, to pursue new customer arrangements and projects, and to attract, retain and motivate key employees in light of the performance and credit risks associated with our constrained liquidity position and capital structure;

●	our ability to comply with the continuing standards of OTCQB;

●	our strategies, plan, objectives and goals, including, for example:

○	the successful implementation and management of the pivot of our business to exclusively retrofitting and integrating our solar technology onto third party vehicles; and

○

the successful continued development, sale and delivery of our solar solutions for vehicles and similar products, as well as the continuous advancement of our current technologies and development of new technologies;

●

our ability to secure a sufficient number of future customer contracts or otherwise raise the additional funding required beyond the Yorkville Commitment to further develop and commercialize our solar technology and business as well as to continue as a going concern;

●	our future business and financial performance, including our ability to turn profitable, scale our operations and build a well-recognized and respected brand cost-effectively;

●

our ability to achieve customer acceptance of and demand for our products, including by developing and maintaining relationships with key business partners who are crucial for our operations or who directly deal with end users in our target market; and

●	our expectations regarding the development of our industry, market size and the regulatory and competitive environment in which we operate.

We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, many of which are beyond our control. In addition, these forward-looking statements reflect our current views with respect to future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees of future performance. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. Actual outcomes may differ materially from the information contained in the forward-looking statements as a result of a number of factors, including, without limitation: the risks, uncertainties, and assumptions described under “Summary Risk Factors” below, “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report.

Any forward-looking statements made herein speak only as of the date of this Annual Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or revised expectations.

GENERAL

We conduct our business through our subsidiary Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (the “Subsidiary”). Unless otherwise indicated or the context otherwise requires, the terms “Sono Motors,” “Sono,” “the Companies,” “we,” “our,” “ours,” “ourselves,” “us” or similar terms refer to Sono Group N.V. together with the Subsidiary. The “Company” refers to Sono Group N.V. and the “Subsidiary” refers to Sono Motors GmbH. References to “Form 10-K” and “Annual Report” herein refer to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We were incorporated pursuant to the laws of the Netherlands as Sono Motors Finance B.V. on October 23, 2020 as a wholly-owned subsidiary of Sono Motors GmbH. As part of the corporate reorganization that was completed on November 27, 2020, our then-existing shareholders contributed all of their shares in Sono Motors GmbH to Sono Motors Finance B.V. in exchange for newly issued common shares of Sono Motors Finance B.V. In addition, the sole issued and outstanding common share in Sono Motors Finance B.V. at that time, which was held by Sono Motors GmbH, was cancelled (ingetrokken). As a result, Sono Motors GmbH became a wholly-owned subsidiary of Sono Motors Finance B.V. and the then-existing shareholders of Sono Motors GmbH became the shareholders of Sono Motors Finance B.V. Also on November 27, 2020, Sono Motors Finance B.V. was converted into a public company with limited liability under Dutch law (naamloze vennootschap), and changed its legal name from Sono Motors Finance B.V. to Sono Group N.V.

We may announce material business and financial information to our investors using our investor relations website at https://ir.sonomotors.com. We therefore encourage investors and others interested in the Company to review the information that we make available on our website, in addition to following our filings with the U.S. Securities and Exchange Commission (“SEC”), webcasts, press releases and conference calls. Information contained on our website is not part of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those summarized below. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares (the “Ordinary Shares”) could decline. The principal risks and uncertainties affecting our business include the following:

The principal risks associated with the Yorkville Commitment include, but are not limited to, the following:

●

our ability to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, including by satisfying the conditions precedent to the Securities Purchase Agreement and Exchange Agreement, which conditions precedent include our satisfaction of all the applicable requirements for an initial listing of our Ordinary Shares on the Nasdaq Capital Market, or otherwise to obtain sufficient financing or to secure a sufficient number of future customer contracts to allow us to execute our business plan, meet our liquidity requirements and continue as a going concern;

●	the risk that Yorkville may choose to terminate each of the Securities Purchase Agreement and Exchange Agreement if the transactions contemplated by such agreements do not close by April 15, 2025;

●

our ability to maintain our relationships with our suppliers, service providers, creditors, customers, officers, supervisory board members, employees, counterparties and other third parties, to pursue new customer arrangements and projects, and to attract, retain and motivate key employees as a result of our constrained liquidity position and capital structure;

●

the visibility, share price and trading volume of our Ordinary Shares, as well as investor confidence in us and our Ordinary Shares, as a result of the delisting of our Ordinary Shares from the Nasdaq Global Market in February 2024, and

●	our ability to achieve our stated goals within the intended budget and timeframe and continue as a going concern.

If we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion or otherwise secure sufficient funding to support our business operations, our business continues to be subject to numerous other risks, and we may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. Such risks include, but are not limited to, the following:

●	the dependence of our success and future growth upon the market’s willingness to adopt solar-powered mobility solutions;

●	the competitiveness of the mobility market and the risk to fail to successfully commercialize our proprietary solar technology in time or at all;

●

our ability to prevent liquidation and continue as a going concern, including our ability to raise the additional external financing upon which our ability to accomplish any of our business plans is dependent;

●	our ability to comply with the continuing standards of OTCQB;

●	the risk that we may not be able to meet the initial listing requirements for admission of our Ordinary Shares to trading on the Nasdaq Capital Market, and therefore may not be able to have our Ordinary Shares admitted to trading on a stock exchange in the future;

●

our ability to remediate all material weaknesses in our internal control over financial reporting and to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner;

●

our unproven ability to commercialize solar technology on a larger scale and to develop solar power electronics, such as our maximum power point tracker central unit (“MCU”), and the risk of failing to further develop and realize the commercialization of our solar products within the intended timeframe, budget or at all;

●	that our products may not be fully functional or available on our anticipated schedule or at all, and may remain unproven and pose additional risks;

●	our dependence on the adequate protection of our intellectual property, which can be difficult and costly;

●

that our patent applications may be unsuccessful, which may adversely affect our ability to prevent others from commercially exploiting products similar to ours and/or that one or more of our products may conflict with the proprietary rights of third parties of which we are not aware, which could have a material adverse effect on our ability to commercialize and market our products as planned;

●

our ability to reliably source our component supply, as well as our dependence on a limited number of suppliers, and in some cases a single supplier, for the sourcing of certain components and other materials used in our solar solutions;

●	increases in costs, disruption of supply or shortage of raw materials or certain products that could harm our business;

●	ongoing negotiations of contractual agreements with many of our prospective suppliers and business partners and potential renegotiations of these agreements as we scale our business;

●

our ability to obtain or agree on acceptable terms and conditions on all or a significant portion of the government grants, loans and other incentives for which we may apply, which may negatively affect our ability to reach funding goals;

●

our dependence on the acceptance of our brand and any adverse impact on our business and results of operations that could result from any negative publicity relating to any of our business partners and their products or services;

●	the risk that our solar solutions may fail to perform as expected;

●	damage to our reputation in the event that any past or future advertisements lead to misperceptions or fail to comply with relevant legal requirements;

●	our intention to market and sell our products via direct business-to-business channels and not to maintain a network of physical presences;

●	our ability to establish a network for aftersales customer service or otherwise successfully address the service and maintenance requirements of our customers;

●	product recalls that could materially adversely affect our business, prospects, operating results and financial condition;

●	health and safety risks posed by our products;

●	risks posed by interruptions or failures of information technology and communications systems;

●	risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business;

●	our inability to attract and retain key employees and hire additional qualified management, technical and engineering personnel, which could harm our ability to compete;

●	our exposure to various liability risks resulting from past or existing employment relationships and labor laws; and

●	the adverse effects that disasters or unpredictable events could have on our operations.

PART I

Item 1. Business.

Overview

We believe we are a pioneer in the field of solar-powered mobility applications. We envision a world that no longer relies on the burning of fossil fuels. After terminating our Sion passenger car program (the “Sion”) due to a lack of available funding at the end of February 2023, we pivoted our business model to focus exclusively on retrofitting and integrating our proprietary solar technology onto third party vehicle with an initial focus on our Solar Bus Kit.

In 2024, we expanded our product portfolio beyond the Solar Bus Kit to include similar solar integration solutions for additional commercial vehicle categories, including trucks, vans, RVs, refrigerated trailers, coach buses and panel vans. This strategic expansion is intended to align with the growing demand for sustainable energy solutions across multiple transportation sectors, allowing us to address a broader range of manufacturers and fleet operators looking to reduce fuel costs and emissions.

Expanding beyond our low-voltage retrofit solar solutions, in the beginning of 2025, we increased our offerings to also include high-voltage solar solutions, leveraging our proprietary solar charge controller, also known as the MCU. This advanced technology enables seamless solar energy integration into the high voltage system of commercial vehicles with larger energy demands. Additionally, we adjusted our distribution strategy and increased our focus on direct collaborations with original equipment manufacturers (“OEMs”) and certain partners including cooling unit and battery manufacturers. Building on a series of pilot projects, we aim to collaborate with OEMs and certain partners to integrate our complete solar solutions and standalone solar products into vehicle structures, and are currently working toward collaborations with several OEMs for specific vehicles, which could enable customers to select solar-powered options at the time of vehicle or trailer purchase. This approach is designed to enhance accessibility and scalability while streamlining adoption for commercial fleets.

The global demand for energy-efficient and low-emission vehicle solutions continues to grow, fueled by government regulations, rising energy costs and corporate sustainability commitments. We believe our product offerings and our technology, together with our increased focus on OEM collaborations, position us to benefit from this transformation, with scalable solutions capable of meeting fleet operators’ needs today and in the future. As we continue to refine and expand our product offerings, we intend to broaden OEM partnerships, enhance system efficiency and explore additional market opportunities in the evolving transportation sector.

Solar Technology

We consider our technological achievements to be at the core of our business activities and key to our future success. We have developed several innovative technologies for use in the mobility area and have been approached by a number of companies, such as manufacturers of trucks, commercial vehicle equipment and public transport operators, to provide them with access to our technology. We believe these technologies will offer users a unique experience and increased practicability of their vehicles.

Our solar technology allows for full solar integration in all kinds of vehicles, and while our initial focus, following the restructuring of our business and the pivot of our business model, was on low-voltage solar retrofit solutions for commercial vehicles, such as our Solar Bus Kit, we expanded our offerings in 2025 to include high-voltage solutions for commercial vehicles with larger energy demands. In addition, we have increased our focus on commercializing complete solar solutions as well as standalone solar products and services, and on direct collaborations with OEMs. In the process of developing the Sion, we soon realized that the solar technology that was available at the time was not well-suited for mobility applications. Solar technology has traditionally been developed and used in stationary use cases. Also, automotive use of solar technology differs significantly in terms of functionality and regulatory requirements. For example, fast-changing sunlight conditions while driving and mechanical stress, such as vibrations, are not seen in stationary applications. Additionally, solar solutions for mobility use cases must comply with automotive regulations that drastically differ from regulations applicable to stationary applications. In order to enable the use of solar components on vehicles, Sono Motors developed new technical solutions for our proprietary solar charge controllers and power electronics, innovative integration methods for vehicle applications and thorough qualification methods to qualify solar module suppliers. These technologies and qualification procedures have been tested, evaluated and, in some cases, certified for automotive use.  Today our technology enables us to produce high-efficiency solar integration systems for delivering solar energy to vehicles.  Our solar technology can reduce running costs significantly and thereby reduce the total cost of ownership, a key point of focus for fleet operators, particularly those in the transport and logistics industries. Manufacturers may also use our technology for new production vehicles.

We have built a strong and diverse intellectual property portfolio, with 9 granted patents, 21 PCT applications, 36 non-PCT patent applications and 3 utility models, collectively forming 38 patent families. Our patents cover critical innovations across key areas of vehicle-integrated photovoltaics (“ViPV”), solar energy conversion and power management systems. A significant portion of our portfolio (24 patent families) is focused on ViPV components and manufacturing, reflecting our leadership in integrating solar technology directly into commercial vehicles. By continuously refining our proprietary technology, we strengthen our competitive edge, enabling scalable OEM integration and long-term market leadership in solar mobility.

Solar Modules Specifically Designed for ViPV

Solar modules specifically designed for ViPV are a core part of our solar integration business. This approach utilizes specific solar technology based on polymers, rather than glass, on the large flat surfaces on the top or sides of vehicles, which are especially abundant in commercial vehicles. The solar modules can easily be mounted on vehicles during series production processes or even after they have been fully built. The application of these semi-flexible, light-weight modules on the exterior of vehicles has little influence on the substructure, design or homologation and type approval processes, which eases an integration of the solar technology. We currently focus on multiple use cases for our ViPV products and offer a range of solar integration solutions, including our Solar Bus Kit and our solar kits for trucks, vans, RVs, refrigeration trailers and other applications.

A ViPV approach involves the integration of specific types of semi-flexible solar modules into the vehicle. The relevant solution is developed and tested based on the needs of the specific customer, taking into account the expected lifetime of the vehicle, weight and cost specifications, installation times and synergies between solutions for different vehicle types. We have installed ViPV solutions on prototypes for multiple customers, including, among others, VBR Verkehrsbetriebe und Servicegesellschaft mbH, Scania CV AB, Koegel Trailer GmbH, Jean CHEREAU S.A.S, Hofbus GmbH and Stadtwerke Muenchen GmbH. Over time, we have improved our technologies significantly, for example, by reducing system costs, improving installation methods, shortening installation times and eliminating software bugs and telematics issues to increase system uptimes. In addition, we have gained a broad range of experience by working with various customers on ViPV applications for a variety of commercial vehicle types, including trailers, diesel buses, hybrid buses, electric buses and electric vans. Continuous technical and cost improvements are being implemented through our technology and operations departments to enable attractive business cases for customers at high volumes.

Solar Charge Controller (MCU)

The integration of solar modules into energy systems for transport-related use cases requires solar charge controllers that fit the vehicle E/E (electrical/electronic) architecture with its powertrain and auxiliary systems. Our solar charge controller, or MCU, is the central piece of our power electronics. Our MCU is a multichannel, dynamic system that is both conversion and tracking efficient. Our power electronics optimize the power output through the use of intelligent algorithms and energy earnings for solar modules mounted on, or integrated into, moving objects by a multichannel approach that considers quickly-changing sun radiation conditions and differently-oriented solar modules. Our MCU and algorithms allow for fast adaptation to changing sun conditions, resulting in high energy yields. Our multi-channel architecture allows for individual tracking of differently-oriented solar panels. We test and certify our technology according to automotive standards and specific use cases. For example, our MCU has achieved ECE R-10 certification and therefore complies with regulatory requirements for electromagnetic compatibility. Our MCU is able to communicate with controlled area networks (CAN), a standard communication protocol in the automotive industry that enables intelligent integrations in the vehicle architectures to perform clever tasks like preconditioning (heating/air-conditioning) a bus when a surplus of solar power is given. In addition, multiple MCUs can be connected to work with systems with higher power, such as eBuses and trailers.

We are currently focusing on two variants of our MCU:

●

High Voltage System: The high voltage system was originally developed and tested in our Sion pre-series vehicles. While the Sion architecture was designed to operate at 400V, the high voltage system has been further developed to also comply with 800V architectures. 400V and 800V architectures currently dominate the electric vehicle (“BEV”) and high voltage battery market. Our high voltage MCU can be used for electric vehicles, including buses, vans, trucks and passenger vehicles, or electrified reefer trailers. Pre-series versions of the high voltage MCU have been and are expected to be installed and tested in vans, reefers and passenger cars of OEMs.

●

Low Voltage System: Our low voltage system is designed to be integrated in all architectures operating at 24V-48V, which is the standard for commercial vehicles such as buses and trucks. Generated solar power will be provided directly to the 24V (or 48V) battery and 24V (or 48V) system to power auxiliary units like ventilation and air conditioning. By doing so, energy consumption will be reduced. The MCU is designed with eight input channels to improve efficiency in dynamic shading conditions. In addition, the multi-channel architecture ensures that vehicles stay below 60V DC to comply with low voltage directives allowing, for example, an easy integration in a vehicle’s architecture and retrofitting.

Following the further development of our high voltage MCU to support both 400V and 800V architectures, we recently adjusted our distribution strategy and increased our focus on high voltage solar solutions, in particular for OEM applications. By prioritizing OEM collaborations, we aim to make solar integration a factory-installed feature, offering a scalable, high-efficiency solution for refrigerated trailers, electric buses and other use cases.

Principal Products and Services

Our product portfolio consists of solar integration solutions for commercial vehicles, leveraging our proprietary solar charge controller technology or MCU. Our offerings are designed to be as standardized as possible yet customizable to meet specific customer needs. We categorize our solutions into four key areas:

Complete Solar Solutions

We provide fully integrated solar systems tailored for refrigerated vehicles, buses, electric vans and other commercial vehicles. These solutions include:

●	Solar Panels: capturing solar energy and converting it into electricity.

●	Solar Charge Controllers (MCUs): available in high-voltage and low-voltage variants, optimizing energy conversion and integration into vehicle electrical systems.

●

Telematics and Dashboard Services: providing real-time performance insights, including solar yield, system diagnostics and energy consumption data, accessible through an online dashboard or directly integrated into the vehicle’s architecture.

●	Electrical Interfaces and Custom Integration Concepts: ensuring seamless plug-and-play integration with commercial vehicle architectures.

While our primary focus is on refrigerated vehicles, buses and electric vans (including campers), our engineering expertise enables us to develop customized solutions for any commercial vehicle type upon request.

Solar Charge Controllers

Our portfolio of solar charge controllers is available as a standalone offering, allowing fleet operators and OEMs to integrate solar energy management into existing vehicle platforms. This portfolio includes:

●	High-voltage MCUs: designed for BEVs, hybrid systems and refrigeration units, supporting 400V and 800V architectures.

●	Low-voltage MCUs: optimized for 24V commercial vehicles such as buses, trucks and vans, directly powering auxiliary systems like HVAC and refrigeration.

Solar Modules

We offer our solar modules to our customers as stand-alone products, through third-party purchases and, potentially, through co-marketing partnerships. While complete solar solutions are our primary focus, we recognize that certain fleet operators may seek individual solar module components for their existing systems.

Data Services and Engineering Services

Beyond hardware, we provide advanced data solutions and engineering services, enabling seamless OEM adoption of solar technology. These include:

●	Data Service and Dashboard Integration: our telematics and software solutions help optimize solar performance, monitor energy savings and integrate with fleet management systems.

●	Electrical Interface Creation, Testing and Validation: supporting OEMs in system integration, compliance testing and solar-electric interface optimization.

●	Custom Engineering Services: conducting technical feasibility studies, custom MCU and solar panel design and pilot installations for OEM partners.

By combining our hardware expertise with engineering services, we enable seamless OEM adoption of solar technology, making solar-powered commercial transport a scalable reality.

Market Opportunity

For the solar application market, we believe that our solar technology is a solution to making combustion engine vehicles and BEVs more energy efficient. By integrating our solar technology, fleet operators can reduce energy consumption in a variety of commercial vehicles including, among others, buses, trailers, trucks, vans and refrigeration vehicles, and thereby significantly reduce the total cost of ownership.

In addition, sustainability goals continue to drive environmental regulations requiring vehicle manufacturers to meet increasingly stringent regulatory targets. For example, more and more municipalities have announced that they intend to set stringent emission targets for vehicles driving in their municipal area. Further, an increase in the number of BEVs may result in grid overload and destabilization.

The push for fleet electrification has also increased demand for energy-efficient solutions that extend range, improve operational efficiency and reduce reliance on charging infrastructure. Solar integration directly addresses these challenges by providing a supplementary, renewable energy source, reducing grid dependency for commercial vehicles operating in urban and remote areas. In parallel, we anticipate an increase in demand for sustainable energy solutions, driven by elevated energy prices and carbon taxation policies.

Other users, such as building owners, already experience the power and benefits of solar integration in reducing energy consumption and, accordingly, total cost of ownership. As more means of transportation, including ships, trucks, vans and buses, switch over to electric engines in the coming years, the benefit of solar integration will, we believe, become increasingly clear and important to market participants. Additionally, the commercial transport sector is experiencing growing regulatory pressure to meet net-zero emission targets, making solar energy an attractive, scalable complement to traditional vehicles and BEVs. In addition to using our technology for solar retrofitting, we also believe that solar integration will become an increasingly adopted feature in next-generation electric vehicles, particularly in the commercial and fleet sectors.

Solar production prices declined relatively consistently over the last ten years, with some marginal increases since the beginning of 2020 resulting partly from supply chain issues in connection with the global COVID-19 pandemic. The current advancements in solar manufacturing, combined with the increasing energy efficiency of solar cells, enable solar integration to have a meaningful impact on energy consumption, range extension and operational autonomy for electric vehicles. Additionally, the rapid expansion of electric vehicle sales and the comparatively slower increase in charging stations is expected to create a bottleneck for the adoption of electric fleets on a larger scale. We believe that, within the next few years, fleet operators and individual consumers in regions with limited charging infrastructure will be hesitant to adopt BEVs due to uncertainty as to whether they will be able to reliably access charging options.

In this context, solar-equipped commercial vehicles serve as a bridge between the traditional diesel-powered fleets of today and what we believe will be the fully electric future of tomorrow. While charging infrastructure continues to lag behind electric vehicle adoption rates, solar technology provides an immediate solution to reduce emissions and diesel consumption. By integrating solar into commercial transport, operators can achieve meaningful fuel savings and emissions reductions today, while preparing for the long-term transition to full electrification. This makes solar an enabler of cleaner mobility even before widespread charging networks become fully operational.

Solar-equipped vehicles thus offer a compelling solution, reducing reliance on public charging infrastructure and enabling extended off-grid operation, particularly for last-mile delivery, logistics and public transportation applications.

Research and Development

We believe that keeping pace with advances and changes in electric vehicle technology is and will be crucial to our success.

Our development strategy focuses on developing our key technologies and innovations in-house, where we benefit from the expertise of our highly-qualified development team. This allows us to ensure that the key technologies and innovations reflect our core values and vision of sustainable and affordable electric mobility. We cooperate, or intend to cooperate, with renowned research institutions to combine our expertise in selected areas. For example, we are continuing our participation in public funding projects and collaborations with renowned research institutes like Fraunhofer and Tecnalia.

Manufacturing and Supply Chain

We employ a lean and capital-efficient approach to manufacturing, leveraging strategic supplier partnerships while maintaining full control over design, development and intellectual property. This model allows us to optimize both costs and performance while ensuring scalability to meet increasing market demand.

Solar Module and Component Manufacturing

The semi-flexible solar modules used in our solar kits are supplied by selected vendors and partners that work closely with us throughout the development and production process to meet our technical and durability requirements.

MCU Production and Supply Chain

Our MCU is a key component of our energy management system and is produced externally based on our proprietary design and specifications. We work with selected manufacturing partners to ensure quality and scalability while maintaining flexibility in supplier selection and production footprint.

The MCU is designed for a streamlined build-to-print manufacturing process, supporting efficient scaling as demand increases. We retain full ownership of the design and core intellectual property, allowing us to control quality, maintain differentiation and adapt our production setup as needed.

Our manufacturing strategy is asset-light and enables responsive scaling without the need for significant upfront capital investment. This flexibility supports our evolving OEM collaborations and allows us to align production with market developments while maintaining cost efficiency and quality at the core.

Regulatory Environment

Overview

Our industry and business operations are subject to various laws, rules and regulations at international, national, state and municipal levels, which may affect, directly or indirectly, our operations or our industry. Also taking into account the fact that we expect our prospective customers to be primarily fleet operators and automotive suppliers or manufacturers, such laws, rules and regulations include laws on vehicle approval and homologation, laws on vehicle road safety, environmental laws, laws on vehicle emissions and renewable energies, consumer protection laws, product warranty and product liability laws, intellectual property and copyright laws, labor and employment protection laws, export control regulations, trade and economic sanctions and embargoes on certain countries, persons, groups and/or entities, projects and/or activities, competition and antitrust laws, tax laws and criminal laws (e.g. anti-money laundering and anti-corruption laws). Within the EU, the legal environment is also characterized by a set of political initiatives and legal frameworks under the so-called European green deal, which seeks to serve the overarching goal of eliminating greenhouse gas emissions and reaching climate neutrality by 2050. These initiatives and legal frameworks have had and will continue to have a significant influence on our industry and business operations, as well as on the overall adoption rate of electric mobility within the EU.

An overview of the laws, rules and regulations that are or are expected to be most relevant for our business operations or industry, broken down by general category of regulation, is provided below. Any reference in this section to any legislation or regulation is deemed to refer to such legislation or regulation as amended, supplemented or otherwise modified, and all further rules and regulations promulgated thereunder, unless the context requires otherwise.

Vehicle Approval/Road Safety

Depending on the exact use of our products and solutions by prospective customers, which we expect to consist primarily of fleet operators and automotive suppliers and/or manufacturers, our solar modules and other solar technology solutions may be covered by compliance requirements applicable to these customer groups under product-related regulatory frameworks and approval by the relevant government authorities. Vehicles and vehicle components are required to comply with substantial licensing, certification, approval, permit and other homologation requirements in all relevant markets in which they operate, as well as numerous and continually increasing technical product requirements.

General Product Safety Liability

Our solar modules and other solar technology solutions will also have to comply with product-specific or general, non-specific product safety and product liability legislation and associated regulations.

The EU has passed a directive on general product safety that applies in the absence of specific provisions among the EU regulations governing the safety of the products concerned or if legislation applicable to the sector is insufficient. Under this directive, manufacturers and distributors may only market products that comply with a general requirement of consumer safety. Taking into account certain points specified in the directive, a product is considered to be safe if, under normal or reasonably foreseeable conditions of use, it does not present any risk or only the minimum risks compatible with the product’s use, considered to be acceptable and consistent with a high level of protection for the safety and health of persons. In addition to compliance with the safety requirement, manufacturers and distributors must provide consumers with the information necessary to assess a product’s inherent risks and take the measures necessary to avoid such threats (for example, withdraw products from the market, inform consumers and recall products). Strict liability applies for defective products throughout the EU in addition to any consumer protections at the national level.

In Germany, the EU requirements have been implemented via the Product Safety Act (Produktsicherheitsgesetz) and the Product Liability Act (Produkthaftungsgesetz), which are accompanied by more general provisions under tort laws codified in the German Civil Code § 823 (Bürgerliches Gesetzbuch).

Vehicle Emissions and Regulatory Incentives

The protection of air quality and reduction of greenhouse gas emissions is a priority in the EU, and vehicle manufacturers relying on internal combustion engines must comply with increasingly stringent standards on vehicle emissions. The current environment of the EU and regulatory initiatives strongly support the development, production and sale of alternative fuel vehicles and their overall market adoption. In line with the international climate agreement signed at the 2015 United Nations Framework Convention on Climate Change in Paris by nearly 200 nations (commonly referred to as the “Paris Agreement”), which became effective in November 2016 and consists of two elements (a commitment by each participating country to set a voluntary emissions reduction target (referred to as “nationally determined contributions” or “NDCs”), with a review of the NDCs that could lead to updates and enhancements every five years beginning in 2023, and a transparency commitment requiring participating countries to disclose their progress), as well as based on emission legislation, the EU is taking a progressive stance in reducing carbon dioxide emissions, thereby deliberately driving increasing demand for electric vehicles.

Furthermore, the EU has implemented mandatory CO2 emissions targets. At present, all car manufacturers must meet a fleet-wide average emission target of 95g CO2/km for their new passenger vehicles that are registered in the EU. Light commercial vehicles are subject to an EU fleet-wide target of 147g CO2/KM for average emissions. Car manufacturers are given additional incentives to produce zero- or low-emission cars emitting less than 50g CO2/km through a fleet-wide credits system. The regulation also provides for fleet-wide average CO2/km emissions targets for the years 2025, 2030 and 2035, which are defined as a percentage reduction from the current applicable values: cars are subject to fleet-wide CO2 reductions of 15% in 2025, 55% in 2030 and 100% in 2035, while vans are subject to fleet-wide reductions of 15% in 2025, 50% in 2030 and 100% in 2035. The regulation also allows for pooling arrangements among several manufacturers of passenger cars or vans, based on which these manufacturers will be treated as a single “pool” and their compliance with emission limits will be assessed on an aggregated basis at the pool level. Car manufacturers are subject to penalty payments if a car manufacturer’s fleet-wide average emission of CO2/km exceeds the defined target values in a given year. The monetary penalty is calculated based on a predetermined euro amount (currently €95) for each gram of CO2/km that exceeds the relevant target value multiplied by the number of vehicles produced by the car manufacturer.

The adoption of electric mobility is further promoted on the national level within the EU. The vast majority of member states of the EU provide purchase grants, tax benefits or other incentive schemes to buyers of electric vehicles.

Renewable Energy Requirements

The laws and regulations within the EU and various other jurisdictions impose energy source requirements for the transportation sector, which also aim to reduce the emission of greenhouse gases and promote the adoption of alternative fuel or electric vehicles. A directive adopted in 2018, and amended in 2023, establishes a common system for the promotion of energy from renewable sources (such as wind, solar (both solar thermal and solar solar) and geothermal energy, tide, wave and other ocean energy, hydropower or biomass) in electricity, heating and cooling and transport and provides a framework for the promotion of the use of renewable energy sources in the EU until 2030. The directive defines a binding overall target of at least 42.5% of energy from renewable sources for the EU’s gross final energy consumption by 2030 (calculated as the sum of the member states’ gross final consumption of electricity and energy in various sectors) and promotes the use of renewable energy in transport, particularly prioritizing electricity, with a target of at least 29% renewables in the final energy consumption mix by 2030 or a greenhouse gas intensity reduction of at least 14.5% by 2030. The directive envisages electric mobility to constitute a substantial part of the renewable energy mix in the transport sector by the year 2030 and is a cornerstone for the adoption and integration of electric mobility within the EU, as it also supports incentive schemes for the swift development of electric mobility with respect to the sector’s growth potential and role for the EU employment market. In addition, the directive seeks to boost the use of renewable electricity in the transport sector by applying augmented multipliers in the context of the calculation of the relevant energy mix under the directive.

Industrial Environmental Control

All member states of the EU control the manufacture, use and disposal of pollutants by means of regulations on air pollutants, chemicals, heavy metals, persistent organic pollutants, soil contamination and biocides. The operations of manufacturers, particularly production, logistics and transport processes, as well as end products, must comply with these regulations.

The most relevant legal frameworks are the Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) and the Regulation on Classification, Labeling and Packaging of Substances and Mixtures (“CLP”). REACH requires manufacturers and importers of chemicals to identify and manage risks linked to the substances they manufacture and market. Companies need to register substances placed on the market in the EU in quantities of one tonne or more a year, and the type of information required for registration will depend on the amount manufactured or imported in the EU. There are information sharing obligations for different actors in the supply chain to ensure proper application and use of such substances. In addition, substances which are considered hazardous could be subject to authorization or restrictions in the future, any of which may delay or increase the costs of operations if there is a need to obtain authorization or find an alternative substance. CLP complements REACH by requiring suppliers of substances and mixtures, including manufacturers, downstream users and distributors, to apply harmonized criteria to their classification and labeling.

Substance restrictions under REACH in some cases prohibit the marketing in the EU of articles containing certain substances. This is particularly relevant in relation to spare parts for products, which were designed before a relevant restriction was adopted and which are no longer in mass production (“legacy parts”). Similar problems may arise if a substance is placed under an authorization requirement under REACH and may, therefore, not be used for the production of legacy parts without a corresponding authorization. REACH does not include general exemptions with regard to legacy parts (so-called “repair as produced” clauses).

Emissions from Production

Emissions from production, such as air pollutants, noise, odors, vibrations and greenhouse gasses (such as CO2), are governed by specific laws and regulations, and, if the operation of a facility is subject to a permit, by specific conditions set forth therein. Some laws and regulations require the submission of emission reports on a regular basis. Non-compliance with maximum emission levels may result in administrative fines.

International, as well as European and national regulations, may have repercussions on the operation of the relevant production facilities. For example, stricter regulation of CO2 emissions could cause manufacturers to incur significant capital expenditures to upgrade production plants by installing or improving technical equipment to comply with maximum emission levels that may become applicable in the future, which may also affect their ability to sell their products at predetermined price levels.

Emission trading systems for emissions from industrial production exist on the European and national level. These systems are based on “cap and trade” principles designed to reduce carbon dioxide emissions by limiting the number of emission allowances (cap) required for certain facilities and allowing the purchase for shortfall or the sale of surplus emission allowances (trade). A new EU Carbon Border Adjustment Mechanism (“CBAM”) is being introduced gradually for imports of certain goods such as steel, iron, electricity and fertilizers seen as at most significant risk of carbon leakage. CBAM will ensure the carbon price of imports is equivalent to the carbon price of domestic production to avoid any undermining of the EU’s climate objectives. Importers of in-scope goods are required, during this transitional period, to submit reports on direct and indirect greenhouse gas emissions; however, overtime the obligations will increase and require “CBAM certificates” to be purchased. It is intended that CBAM will extend to other sectors from 2026. The gradual introduction of CBAM is aligned with the phase-out of the allocation of free allowances under the EU Emissions Trading System (ETS) to support the decarbonization of EU industry.

Reuse, Recycling and Recovery

Manufacturers may also be obligated to assist customers with the disposal, recovery and recycling of certain underlying components of their products once they have reached their end- of-life/disposal stage.

An EU directive on batteries (the “Batteries Directive”) governs the recovery of batteries within the EU. The Batteries Directive requires manufacturers and distributors of batteries to bear a significant amount of the costs associated with proper collection and disposal of end-of-life batteries.

The new EU regulation on batteries (the “Batteries Regulation”) will repeal and replace the Batteries Directive in 2025. The Batteries Regulation aims to ensure that batteries have a low carbon footprint, use minimal harmful substances, need less raw materials from non-EU countries, and are collected, reused and recycled to a high degree in Europe. Targets for recycling efficiency, material recovery and recycled content will be introduced gradually from 2025 onwards. All collected waste batteries will have to be recycled and high levels of recovery will have to be achieved, in particular of critical raw materials such as cobalt, lithium and nickel. In addition, under the new law’s due diligence obligations, companies must identify, prevent and address social and environmental risks linked to the sourcing, processing and trading of raw materials such as lithium, cobalt, nickel and natural graphite contained in their batteries.

Furthermore, an EU directive on end-of-life vehicles (the “ELV Directive”) and an EU directive on waste from electrical and electronic equipment (the “WEEE Directive”) each govern the recovery of motor vehicles and electrical and electronic equipment within the EU, providing for ambitious recovery, reuse and recycling rates. The directives require that manufacturers cover all, or a significant part, of the costs associated with recovery, reuse and recycling measures. The aforementioned directives, including the Batteries Directive, as well as an EU directive on the restrictions of the use of certain hazardous substances in electrical and electronic equipment and the Batteries Regulation, limit manufacturing options because they also contain prohibitions on the use of certain identified substances and materials. The Batteries Regulation also introduces performance classes and maximum limits on the carbon footprint of electric vehicles.

Cross-border Import and Export of Products

Sales of our products and solutions may be subject to export control and sanction regulations, as well as trade policy measures, such as tariffs. We may be required to comply with export control regulations, trade and economic sanctions restrictions and embargoes imposed by multiple authorities, such as the United Nations, the EU and the United States. In addition, the EU, United States and other applicable sanctions and embargo laws and regulations vary in their application (and may be inconsistent): they do not all apply to the same covered countries, persons, groups and/or entities, projects and/or activities, and such sanctions and embargo laws and regulations may be amended or strengthened from time to time.

Within our primary target market, the EU’s internal market, the principle of free movement of goods applies. When importing goods from, and exporting goods to, non-EU countries, we will have to comply with national and European foreign trade and customs regulations.

Various countries may impose tariffs on products and/or materials imported from other jurisdictions. Any tariffs imposed in markets where we market and sell, or intend to market and sell, our solar solutions could affect the prices of our products and negatively impact our sales and ability to compete in those markets.

Data Protection and Privacy

The GDPR applies to the processing of personal data in the context of activities of establishments in the European Economic Area (“EEA”), regardless of whether the processing takes place in the EEA or not. The GDPR and other data privacy laws regulate when and how personal data may be collected, for which purposes it may be processed, for how long such data may be stored and to whom and how it may be transferred. The GDPR contains strict requirements for obtaining the consent of data subjects (i.e., the persons to whom personal data relates) to the use and processing of their personal data. The GDPR also requires the implementation of appropriate technical and organizational measures, depending on the nature of the processing activities. It also imposes various obligations in the context of processing of data, including, among others, far-reaching transparency, data minimization, storage limitations, privacy by design and privacy by default obligations, data security, integrity and confidentiality obligations. In addition, it may require so-called data protection impact assessments, at least in cases where the data processing is likely to result in a high risk to the rights and freedoms of individuals. In Germany, operators of online platforms have to comply with the specific requirements of the German Tele Media Act (Telemediengesetz), which takes into consideration particular aspects of online communication. For example, the German Tele Media Act provides for additional information obligations which are stricter than the general requirements of the Data Protection Act (e.g., a requirement to include an imprint on websites and apps).

An EU directive on the processing of personal data and the protection of personal data in the electronic communications sector adopted in 2002 sets out rules to ensure security in the processing of personal data, the notification of personal data breaches and confidentiality of communications through public electronic communication services such as the internet and mobile telephony. Providers of such electronic communication services must, among others, ensure that personal data are accessed by authorized persons only, are protected from being destroyed, lost or accidentally altered and from other unlawful or unauthorized forms of processing and ensure the implementation of a security policy on the processing of personal data. The e-Privacy Directive also contains several provisions aimed at ensuring the confidentiality of electronic communications and sets forth strict (consent) requirements for the use of cookies and for unsolicited communication as part of direct marketing efforts. The e-Privacy Directive has been implemented in the Netherlands by the Dutch Telecommunications Act (Telecommunicatiewet) and in Germany by the German Telecommunications Act (Telekommunikationsgesetz). On January 10, 2017, the European Commission released a proposal for a regulation of the European Parliament and of the Council of the EU concerning the respect for private life and the protection of personal data in electronic communications (the e-Privacy Regulation), which would repeal the e-Privacy Directive. The proposal is still subject to legislative procedure and debate.

In March 2021, the United Nations announced UN R155 – a regulation on cybersecurity and cybersecurity management systems. The regulation requires that, from July 2022, all new vehicle types and, from July 2024, all registered vehicles must prove that their product development is based on a systematic approach to risks associated with cyber threats to their cars. The regulations have been adopted by the EU as well as jurisdictions such as Japan and South Korea. The UN regulations are not expected to be adopted in the United States or China where similar regulations are expected to be adopted.

Antitrust Law

Competition and antitrust laws and regulations are designed to preserve free and open competition in the marketplace to enhance competitiveness and economic efficiency. Provisions on merger control, the prohibition of anticompetitive agreements, collusive behavior, the prohibition of abuse of a dominant position and the receipt of advantages in violation of state aid rules within the market are of particular relevance for manufacturers. National and supranational competition and antitrust authorities may initiate investigations and proceedings for alleged infringements of competition or antitrust laws, which may result in significant fines or other forms of liability or impose certain limitations or conditions regarding acquisitions and certain business practices.

Within the EU, compliance with applicable European and national competition laws is monitored by the European Commission and in some cases the national competition authorities. The EU’s antitrust rules are set out in Articles 101 and 102 of the Treaty on the Functioning of the European Union (“TFEU”). Article 101(1) of the TFEU prohibits anticompetitive agreements to the extent they are not otherwise exempted by Article 101(3) of the TFEU. Article 102 TFEU prohibits the abuse of a dominant position. Article 107 (1) TFEU prohibits the granting of state aid.

Class Actions to Enforce Regulations

In the EU and certain of its member states, there is or has been an increasing prevalence of legislation governing class actions and their use to enforce regulations. As a result of these developments, consumers have increasingly powerful legal mechanisms at their disposal to collectively sue manufacturers of consumer products.

In the EU, under the banner of “A New Deal for Consumers,” the European Commission is facilitating a trend towards the increasing availability and use of collective redress mechanisms in areas in which EU law grants rights, including in particular consumer protection rules and regulations. The European Commission made a non-binding recommendation for EU member states to adopt collective redress procedures in June 2013, subsequently consulted on progress in 2017 and published a report on the subject in January 2018. A proposal for a new directive regarding “better enforcement and modernization of EU consumer protection rules” has been put forward by the European Commission. EU member states have also been developing their own rules in this regard. In Germany a law introducing a declaratory model action (Musterfeststellungsklage) came into force on November 1, 2018. With this new declaratory model action, certain persons are entitled to seek a legal declaration concerning factual or legal matters regarding consumer claims. Consumers can then opt in to be bound by a judgment (and under certain circumstances also a settlement) issued in the declaratory model proceedings.

In the Netherlands, in the event a third party is liable to a Dutch company, as a general principle only the company itself can bring a civil action against that party. The individual shareholders do not have a general right to bring an action on behalf of the company. However, in the event that the cause for the liability of a third party to the company also constitutes a tortious act directly against a shareholder, that shareholder may have an individual right of action against such third party in its own name. Dutch law provides for the possibility to initiate such actions collectively, in which a foundation or an association can act as a class representative and has standing to commence proceedings and claim damages if certain criteria are met. The court will first determine if those criteria are met. If so, the case will go forward as a class action on the merits after a period allowing class members to opt out from the case has lapsed. All members of the class who are residents of the Netherlands and who did not opt out will be bound to the outcome of the case. Residents of other countries must actively opt in in order to be able to benefit from the class action. The defendant is not required to file defenses on the merits prior to the merits phase having commenced. It is possible for the parties to reach a settlement during the merits phase. Such a settlement can be approved by the court, which approval will then bind the members of the class, subject to a second opt-out. This regime applies to claims brought after January 1, 2020 and which relate to certain events that occurred prior to that date. For other matters, the old Dutch class actions regime will apply. Under the old regime, no monetary damages can be sought. Also, a judgment rendered under the old regime will not bind individual class members. Even though Dutch law does not provide for derivative suits, directors and officers can still be subject to liability under U.S. securities laws.

Intellectual Property

Our intellectual property, including trade secrets, patents, trademarks and copyrights, is important to our business. We hold several patents in different jurisdictions relating to our solar module technology, ventilation system and energy management system for vehicles, and have filed several patent applications, including relating to our solar technology. We have registered trademarks in the EU or other relevant jurisdictions for “Sono Motors”. Our intellectual property portfolio includes domain names for websites that we use in our business.

We control access to, use of and distribution of our intellectual property through confidentiality procedures, non-disclosure agreements with third parties and our employment and contractor agreements. Under the German Employee Invention Act (Arbeitnehmererfindungsgesetz), we generally have a claim on work-related inventions by our employees. In addition, we rely on contractual provisions with our business partners to protect our intellectual property and proprietary technology, brand and creative assets. We seek to maintain and protect our intellectual property portfolio, including by pursuing any infringements by third parties.

The following graphic provides an overview of our granted patents and filed patent applications as of March 12, 2025:

(1) Patent Cooperation Treaty – the international patent system

(2) Vehicle integrated photovoltaic

(3) Solar electric vehicle systems

Our patent portfolio is currently comprised of 38 patent families (i.e., independent inventions), which include 9 granted patents, 21 international (PCT) applications, 36 regional or national applications and 3 utility models.

The content of the patent families can be categorized by vehicle integrated photovoltaic components or manufacturing processes, solar electric vehicle systems, solar charge converters and Sion-related non-PV inventions, which are reflected in the above graphic as ViPV, SEV, MCU and Sion-only, respectively. As presented above, most of the applications are related to ViPV and SEV.

Due to the cost-intensive nature of the patent application process and in accordance with the change in our business model to focusing exclusively on integrating our solar technology into third-party vehicles, we continuously reevaluate the composition of our patent portfolio to ensure alignment with our core products and target markets. As part of this ongoing assessment, we may decide to discontinue or terminate patents and patent applications that no longer support our most promising applications and strategic priorities. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—We depend on the adequate protection of our intellectual property, which can be difficult and costly”.

Human Capital Resources

As of March 28, 2025, we employ 43 individuals, of which 34 are full-time employees across engineering, product development, business operations and corporate functions. In line with our streamlined operational approach and strategic focus on key partnerships, we have implemented a reduction in workforce. Effective July 2025, our workforce will consist of approximately 36 individuals, of which 25 will be full-time employees. There may be further reductions in our workforce depending on the extent to which we are able to scale our business in the future. These adjustments are part of our efforts to increase efficiency, align resources with our current business priorities and ensure long-term sustainability.

Our team, with expertise in the areas of renewable energy, vehicle integration and power electronics, is instrumental in advancing our solar mobility solutions.

We prioritize attracting and retaining top talent in the field of solar technology and vehicle electrification, fostering a collaborative and innovation-driven work environment. To support our workforce, we provide ongoing training and professional development programs, ensuring employees stay at the forefront of solar mobility advancements.

Our lean organizational structure allows for operational agility and efficiency, enabling us to scale resources in line with business growth while maintaining a strong commitment to innovation and sustainability.

Competitive Landscape

While the market for solar technology solutions for all kinds of stationary applications is highly competitive, the competitive landscape for vehicle-integrated solar solutions remains relatively niche. Based on a survey conducted by our business intelligence team, we have identified a few competitors particularly relevant to us, including KRSolar B.V. (d/b/a wattlab), Im Efficiency B.V., Green Energy Solutions, OPES and TRAILAR, with regards to retrofit solutions like our solar kits, and SolarEdge E-Mobility and Victron Energy B.V., with regards to our solar power electronics, or MCU.

We believe that the following factors differentiate us and our products from these competitors:

●

The high efficiency of our solar integration products, which results from our in-house developed solar charge converter, or MCU and our reliance on advanced cell technology that provides high energy density at a competitive cost, allowing our systems to maximize solar yield relative to installed power;

●

The flexibility of our product portfolio, which spans both high-voltage and low-voltage applications, making our technology adaptable for OEM integration. Unlike many competitors focused solely on low-voltage or aftermarket solutions, we offer scalable solar integration for a broader range of commercial vehicles;

●

The convenience and safety of our solar integration product, which result from a standardized, low-effort regulatory approval process and a modular and scalable system design, which can be efficiently rolled out to every workshop or production facilities with our installation training support; and

●

Our strategic focus on OEM collaborations further differentiates us, as we work directly with vehicle manufacturers to integrate solar technology into their production lines, rather than solely relying on aftermarket installations.

Seasonality and Business Cycles

We generally experience the same effects of seasonality as other companies in our sector in Germany, realizing a slowdown of business activities during the summer holiday season in August, as well as at year end and the start of the new year as a result of holidays.

Additionally, demand for our solar mobility solutions may be influenced by fleet procurement and budget cycles, as municipal and corporate customers often make capital expenditure decisions at specific points in the fiscal year. Similarly, OEM production planning and model year changes may impact the timing of solar kit integration into vehicle platforms. While seasonality does not significantly affect our long-term business model, these factors may cause fluctuations in order intake and revenue recognition across quarters.

Corporation Information

Corporate History

We have historically conducted our business through the Subsidiary, which became a wholly-owned subsidiary of the Company after a corporate reorganization described as follows: We were incorporated pursuant to the laws of the Netherlands as Sono Motors Finance B.V. on October 23, 2020 as a wholly-owned subsidiary of the Subsidiary. As part of the corporate reorganization that was completed on November 27, 2020, the Subsidiary’s then-existing shareholders contributed all of their shares in the Subsidiary to Sono Motors Finance B.V. in exchange for newly issued ordinary shares of Sono Motors Finance B.V. In addition, the sole issued and outstanding common share in Sono Motors Finance B.V. at that time, which was held by the Subsidiary, was canceled (ingetrokken). As a result, the Subsidiary became a wholly-owned subsidiary of Sono Motors Finance B.V. and the then-existing shareholders of the Subsidiary became the shareholders of Sono Motors Finance B.V. Also on November 27, 2020, Sono Motors Finance B.V. was converted into a public company with limited liability under Dutch law (naamloze vennootschap), and changed its legal name from Sono Motors Finance B.V. to Sono Group N.V. The Company is incorporated in the Netherlands and our business address is Waldmeisterstraße 93, 80935 Munich, Germany.

Our Ordinary Shares have been quoted on the OTCQB since July 2, 2024 and are currently quoted under the symbol “SEVCF”. Following our initial public offering (our “IPO”) in November 2021, our Ordinary Shares were traded on the Nasdaq Global Market under the symbol “SEV”. On July 12, 2023 and August 28, 2023, we received notices from Nasdaq stating that the staff of the Listing Qualifications Department (the “Staff”) had determined that our Ordinary Shares will be delisted from the Nasdaq Global Market in accordance with Nasdaq’s Listing Rules and notifying us of the suspension in trading of our Ordinary Shares as of the opening of business on July 21, 2023. Following our appeal of the Staff’s determination, we received a decision of the Nasdaq Hearings Panel (the “Panel”) on December 11, 2023, advising us that the Panel had determined to delist our Ordinary Shares from Nasdaq. On February 15, 2024, Nasdaq filed a Form 25 Notification of Delisting with the SEC to complete the delisting. The Company is currently pursuing an uplisting to the Nasdaq Capital Market, subject to its satisfaction of the initial listing requirements, with the goal of enhancing liquidity, broadening investor access and increasing visibility in the capital markets. See “Item 1A. Risk Factors—Risks Related to Our Securities—Following the delisting of our Ordinary Shares from the Nasdaq Global Market in February 2024, we may not be able to meet the initial listing requirements for admission of our Ordinary Shares to trading on a stock exchange in the future or to pay for the costs associated with such an initial listing, and therefore may not be able to have our Ordinary Shares admitted to trading on a stock exchange in the future” and “Item 1A. Risk Factors—Risks Related to the Yorkville Commitment, the Debt Conversion and our former Self-Administration Proceedings—The Company’s visibility, credibility, stock price, and trading volume, as well as investor confidence, may further decrease as a result of the delisting of the Company’s securities from the Nasdaq Global Market”.

On December 23, 2024, the Company amended its articles of association to implement a reverse share split (the “Reverse Share Split”) of our Ordinary Shares and high voting shares (the “High Voting Shares”) at a ratio of 1-for-75. The Reverse Share Split was previously approved by the Company’s shareholders at the extraordinary general meeting of the Company held on January 31, 2024 (the “January 2024 EGM”). The Reverse Share Split took market effect on January 6, 2025, following confirmation from the Financial Industry Regulatory Authority (“FINRA”) that it had received and reviewed all necessary documentation to process the Reverse Share Split.

The Former Self-Administration Proceedings, the Yorkville Restructuring Investment and the Yorkville Commitment

On May 15, 2023, based on management’s conclusion that the Company was over-indebted and faced impending illiquidity (drohende Zahlungsunfähigkeit), the Company applied to the insolvency court of the local court of Munich, Germany (the “Court”), to permit the opening of a self-administration proceeding (Eigenverwaltung) with respect to the Company pursuant to Section 270 (b) of the German Insolvency Code (Insolvenzordnung). On the same day and for the same reason, the Subsidiary applied to the Court to permit the opening of a self-administration proceeding in the form of a protective shield proceeding (Schutzschirmverfahren) with respect to the Subsidiary pursuant Section 270 (d) of the German Insolvency Code (collectively, the “Self-Administration Proceedings”). On May 17, 2023 and May 19, 2023, the Court admitted the opening of Self-Administration Proceedings on a preliminary basis (the “Preliminary Self-Administration Proceedings”) with respect to the Company and the Subsidiary, respectively. On September 1, 2023, the Court opened the Self-Administration Proceedings with respect to the Subsidiary (the “Subsidiary Self-Administration Proceedings”). On January 31, 2024, the Subsidiary withdrew its application for Preliminary Self-Administration Proceedings. The Subsidiary exited its Self-Administration Proceedings on February 29, 2024 via its plan under the German Insolvency Code (the “Plan”), which set out how the Subsidiary intended to restructure its debt and procure the inflow of new cash, including pursuant to a funding commitment from Yorkville in the form of the Yorkville Restructuring Investment (as defined herein).

In mid-November 2023, in the context of the former Self-Administration Proceedings, the Company and Yorkville entered into certain investment-related agreements that became effective on November 20, 2023 (such agreements collectively, the “Yorkville Investment Agreements”), pursuant to which Yorkville committed to provide financing to the Company, subject to the Companies’ continued compliance with the terms of the Yorkville Investment Agreements. Among other Yorkville Investment Agreements, the Company and Yorkville entered into a restructuring agreement (as amended from time to time, the “Restructuring Agreement”) and a funding commitment letter (as amended from time to time, the “Funding Commitment Letter”), pursuant to which Yorkville committed to provide limited financing to the Company (the “First Commitment”). On April 30, 2024, the Company and Yorkville entered into an amendment to the Funding Commitment Letter, pursuant to which Yorkville committed additional financing to the Company (the “Second Commitment” and together with the First Commitment, the “Yorkville Restructuring Investment”). The funding of the first tranche of the Yorkville Restructuring Investment (the “First Tranche”) occurred on February 6, 2024 for approximately $4.3 million and the funding of the second tranche of the Yorkville Restructuring Investment (the “Second Tranche”) took place on August 30, 2024 for approximately $3.3 million. For more information on the Yorkville Restructuring Investment and the transactions contemplated and entered into in connection therewith, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Restructuring Investment”.

On December 30, 2024, the Company and Yorkville committed to a new financing arrangement and entered into the Securities Purchase Agreement, pursuant to which Yorkville committed to provide limited financing to the Company in the amount of $5 million (the “Yorkville Commitment”), subject to certain conditions and limitations, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market. On February 12, 2025, the Company and Yorkville amended the Securities Purchase Agreement by way of the First Omnibus Amendment (as defined herein), which provided for, among other things, an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the First Advance Debenture (as defined herein). The commitments made by Yorkville in the Securities Purchase Agreement and the First Omnibus Amendment effectively satisfy any and all obligations of the Investor to provide additional funding to the Company under the Funding Commitment Letter. Subsequently, on March 25, 2025, pursuant to the Third Omnibus Amendment (as defined herein), Yorkville provided a second immediate advance of $1,000,000 in the form of the Second Advance Debenture (as defined herein). For more information on the Yorkville Commitment, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Commitment”.

If we are not able to successfully access the unfunded portion of the Yorkville Commitment as planned, in the absence of substantial additional sources of external funding, we would be required to curtail our operations, which could adversely affect our business, results of operations, financial position and cash flows and may ultimately lead to insolvency and liquidation. See “Item 1A. Risk Factors—Risks Related to the Yorkville Commitment, the Debt Conversion and our former Self-Administration Proceedings—If the Company is not able to access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion as contemplated in the Exchange Agreement, in the absence of substantial additional sources of external funding, we would be required to curtail our operations, which could adversely affect our business, results of operations, financial position and cash flows and may ultimately lead to insolvency and liquidation”.

Financing Arrangements with Yorkville

The Yorkville Restructuring Investment

In mid-November 2023, in the context of the former Self-Administration Proceedings and in connection with the First Commitment, the Companies and Yorkville entered into the Yorkville Investment Agreements. In addition to the Restructuring Agreement between the Company and Yorkville, which was amended on February 2, 2024 and February 5, 2024, the agreements included (i) an agreement between the Company and the Subsidiary pursuant to which a settlement amount was agreed for intercompany claims (the “Settlement Agreement”), (ii) an agreement between the Company and the Subsidiary relating to the satisfaction of intercompany claims, the further financing of the Subsidiary by the Company and key aspects of the Subsidiary Self-Administration Proceedings and the Plan (the “Continuation Agreement”), (iii) the Funding Commitment Letter, as subsequently amended, between the Company and Yorkville pursuant to which Yorkville committed to provide the Company with sufficient financial resources to fund the business operations of the Companies pursuant to an agreed upon budget, (iv) an agreement between the Company and Yorkville to postpone the repayment date of the convertible debentures with an aggregate principal amount of $31.1 million issued by the Company to Yorkville in December 2022 (the “2022 Convertible Debentures”) to July 1, 2025, with the possibility of further extensions at Yorkville’s discretion (the “Prolongation Agreement”), (v) an agreement between the Sono Group founders, Laurin Hahn and Jona Christians (the “Founders”), the Company and the Subsidiary pursuant to which the Companies were entitled to request that each of the Founders enters into a share sale and transfer agreement (the “Sale and Transfer Agreements”) under the terms of which the respective Founder would sell and transfer, if so requested, a portion of their Ordinary Shares to a trustee to be appointed for the benefit of the Subsidiary’s creditors and a portion of their Ordinary Shares and all of their High Voting Shares to the new members of the management board to be appointed for the Company (the “Shareholders Commitment Letter”), (vi) Sale and Transfer Agreements executed by each of the Founders to carry out the transfers contemplated in the Shareholders Commitment Letter, and (vii) a back-to-back letter of comfort from the Company to the Subsidiary, which was subsequently amended on May 8, 2024, to provide funding for the Subsidiary’s business operations, with an initial focus on the Solar Bus Kit and similar retrofit solar products (as amended from time to time, the “Back-to-Back Letter of Comfort”). The funds to be provided under the Back-to-Back Letter of Comfort are provided by way of intercompany loans.

Pursuant to the Yorkville Investment Agreements and following the satisfaction of certain conditions precedent, Yorkville funded the First Tranche of €4.0 million, or approximately USD 4.3 million, on February 6, 2024. On August 30, 2024, Yorkville funded the Second Tranche of €3.0 million, or approximately USD 3.3 million. Under the terms of the Funding Commitment Letter, Yorkville had committed to secure the financing of the Companies’ expected operational costs through the end of the second quarter of 2025, with financings being provided by way of new interest-bearing convertible debentures. The new convertible debentures issued to Yorkville on February 5, 2024 and August 30, 2024 in connection with the fundings of the First Tranche and Second Tranche will mature on July 1, 2025 and August 20, 2025, respectively. On December 30, 2024, the Company and Yorkville committed to a new financing arrangement in the form of the Yorkville Commitment that replaces, and satisfies, Yorkville’s remaining obligations under the Funding Commitment Letter. The advance fundings from Yorkville in 2025 in the form of the First Advance Debenture and the Second Advance Debenture were provided in connection with the new funding arrangement. For more information on the Yorkville Commitment, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Commitment”.

In accordance with the Settlement Agreement, the Company transferred or will transfer funds to the Trustee (as defined herein) in settlement of the intercompany claims owed by the Company to the Subsidiary. In turn, the Subsidiary waived all claims that the Subsidiary had or may have against the Company arising from intercompany claims or from either of two hard comfort letters issued by the Company for the benefit of the Subsidiary. Payment of the settlement amount, as well as payments of funds that belong to the Company’s creditors are ultimately processed by Bambino 255. V V UG, an entity established to serve as a trustee for the benefit of the Subsidiary’s creditors (the “Trustee”).

Under the Yorkville Investment Agreements, starting December 1, 2023, the Subsidiary became obligated to finance its business operations in accordance with the budget agreed with Yorkville. Following the satisfaction of the closing conditions set forth in the Yorkville Investment Agreements (the “Closing”), (i) Yorkville became obligated to pay the First Tranche to the Company at the Closing, (ii) the Company became obligated to reimburse the Subsidiary’s insolvency estate for the continuation costs incurred for the period from December 1, 2023 to the date of Closing and (iii) the Company became obligated to finance the business operations of the Subsidiary until the end of the fiscal year 2024, both in accordance with the budget agreed with Yorkville. Pursuant to the terms of the Back-to-Back Letter of Comfort, the Company became obligated to provide funds to the Subsidiary (subject to the availability of such funds at the Company level) of up to approximately €7.2 million by way of intercompany loan(s). The first funding under the Back-to-Back Letter of Comfort occurred immediately after Closing and amounted to €3.0 million. Subsequent funding under the Back-to-Back Letter of Comfort amounting to €1.0 million, €2.2 million, €300,000 and €420,000 were made on May 23, 2024, September 2, 2024, February 12, 2025 and March 25, 2025, respectively. These intercompany loans became secured loans to the Subsidiary during 2024 as the Subsidiary entered into a cross guarantee with Yorkville, pursuant to which Yorkville became the beneficiary of the amounts loaned to the Subsidiary by the Company.

In connection with the Yorkville Restructuring Investment, the Founders entered into respective Sale and Transfer Agreements, pursuant to which they agreed to cumulatively transfer 13,306,249 Ordinary Shares to the Trustee. The transfer of the Ordinary Shares to the Trustee was reflected in the Company’s share register on June 5, 2024. Following expiration of a lock-up agreement, the Trustee is now entitled to sell its shares, subject to certain volume restrictions agreed with Yorkville, and the proceeds from any such sales will be used to satisfy claims of the Subsidiary’s creditors. Whether and to what extent such sale proceeds can be realized will depend on a number of factors, including, among others, the performance of the Company's share price. Currently, it is not possible to reliably forecast whether and to what extent such sale proceeds can be expected. In addition, under the terms of their respective Sale and Transfer Agreements, the Founders agreed to cumulatively transfer 17,306,251 Ordinary Shares and all of their cumulative 3,000,000 High Voting Shares to SVSE LLC, a Delaware limited liability company (“SVSE”), whose sole member is George O’Leary, the Company’s Chief Executive Officer and sole Managing Director. The transfers of the High Voting Shares and the Ordinary Shares to SVSE were reflected in the Company’s share register on February 1, 2024 and March 25, 2024, respectively.

Under the terms of the Yorkville Investment Agreements, cash available to the Subsidiary and the proceeds from any sale of the Subsidiary’s assets that do not belong to the Subsidiary’s third-party vehicle solar integration business, including any proceeds from a future sale of the Sion program, may be used to cover the costs of the Subsidiary Self-Administration Proceedings and to satisfy claims of the Subsidiary’s creditors.

In accordance with the Yorkville Investment Agreements, the Company convened its annual general meeting on December 29, 2023 (the “2023 AGM”), as well as the January 2024 EGM, to submit certain agenda items for shareholder votes. Pursuant to the terms of the Shareholders Commitment Letter, each Founder in his respective capacity as a shareholder of the Company, either in person or represented by proxy, exercised the voting rights on all the shares in the capital of the Company held by such Founder in favor of all proposed resolutions at both the 2023 AGM and the January 2024 EGM. The following agenda items, among others, were proposed and approved at the January 2024 EGM: (1) a proposal to effect a reverse share split of the Ordinary Shares and the High Voting Shares at an exchange ratio to be determined and established by the Company’s management board; (2) a proposal to reduce the nominal value per Ordinary Share to €0.01 per Ordinary Share (after giving full effect to the aforementioned reverse share split) without repayment or any other payment by the Company to the shareholders; (3) a proposal to reduce the nominal value per High Voting Share to €0.25 per High Voting Share (after giving full effect to the aforementioned reverse share split) without repayment or any other payment by the Company to shareholders; and (4) a proposal to authorize one or more amendments to the Company’s articles of association, in such a manner that, with each amendment, the authorized capital of the Company is amended to facilitate the issue shares under the 2022 Convertible Debentures and the subsequent convertible debentures issued to Yorkville. The measures identified in clauses (1) - (3) of the preceding sentence were implemented in December 2024 in connection with the Reverse Share Split, except that the nominal value our Ordinary Shares was reduced to €0.02 per Ordinary Share and the nominal value of our High Voting Shares was reduced to €0.50 per High Voting Share, which was necessary for the Company to remain compliant with Dutch mandatory corporate law provisions in respect of minimum capital requirements. Following the satisfaction of the conditions precedent to the Debt Conversion and in connection with the creation and issuance of the Preferred Shares (as defined herein), it is the Company’s intention to lower the nominal value of each Ordinary Share from €0.02 per Ordinary Share to €0.01 per Ordinary Share and the nominal value of each High Voting Share from €0.50 per High Voting Share to €0.25 per High Voting Share and therewith to fully implement and perfect the items (2) and (3).

The Yorkville Commitment

In late December 2024, the Company and Yorkville entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell and issue to Yorkville a new convertible debenture (the “New Commitment Debenture”) in the aggregate principal amount of $5 million. The issuance and sale of the New Commitment Debenture is subject to certain conditions and limitations, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

The New Commitment Debenture, when issued, will mature on the one-year anniversary of the issuance date of the New Commitment Debenture. Further, interest will accrue on the outstanding principal balance of the New Commitment Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the New Commitment Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the New Commitment Debenture into Ordinary Shares at the lower of (x) a price per Ordinary Share equal to $18.75 (as adjusted for the Reverse Share Split) (the “Fixed Conversion Price”) or (y) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Price”); provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the New Commitment Debenture) then in effect and the nominal value of one Ordinary Share.

On December 30, 2024, the Company and Yorkville also entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company agreed, subject to the satisfactions of certain conditions precedent, to issue 1,242 shares of preferred stock of the Company (the “Preferred Shares”), each with a nominal value of €300, to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the new convertible debentures issued to Yorkville on February 5, 2024 and August 30. 2024 (the “2024 Debentures”), the New Commitment Debenture (if issued) and the Advance Debentures (as defined herein) (the “Debt Conversion”). The closing of the transactions contemplated by the Exchange Agreement are subject to certain conditions precedent, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

On February 12, 2025, the Company and Yorkville entered into the into an Omnibus Amendment to Transaction Documents (the “First Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, (i) provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a $1,000,000 secured convertible debenture (the “First Advance Debenture”), and (ii) extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from January 15, 2025 to February 28, 2025. In addition, the parties agreed in the First Omnibus Amendment that any and all obligations of Yorkville to provide additional funding to the Company, including in connection with the Yorkville Restructuring Investment, shall be considered to be satisfied by the commitments made pursuant to the Securities Purchase Agreement and the First Omnibus Amendment.  Under the terms of the First Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include the First Advance Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto, including, among others, the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

On March 7, 2025, the Company and Yorkville entered into a second Omnibus Amendment to Transaction Documents (the “Second Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Exchange Agreement to (i) amend the floor price provided for in the Exchange Agreement and (ii) to extend the termination date with respect to the obligations of Yorkville under the Exchange Agreement from January 15, 2025 to April 15, 2025. In addition, the parties agreed in the Second Omnibus Amendment to extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from February 28, 2025 to April 15, 2025.

On March 25, 2025, the Company and Yorkville entered into the into a third Omnibus Amendment to Transaction Documents (the “Third Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a second $1,000,000 secured convertible debenture (the “Second Advance Debenture” and together with the First Advance Debenture, the “Advance Debentures”). As a result of the issuance of the Advance Debentures, and pursuant to the Second Omnibus Amendment, the New Commitment Debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $3,000,000. Under the terms of the Third Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the New Commitment Debenture and the Advance Debentures within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto, including, among others, the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

The First Advance Debenture and the Second Advance Debenture will mature on February 12, 2026 and March 24, 2026, respectively. Further, interest accrues on the outstanding principal balance of the Advance Debentures at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Advance Debentures) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Advance Debentures into Ordinary Shares of the Company at the lower of (i) the Fixed Conversion Price or (ii) the Variable Conversion Price; provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the Advance Debentures) then in effect and the nominal value of one Ordinary Share.

Available Information

As of January 1, 2025, the Company began reporting with the SEC as a domestic issuer instead of a foreign private issuer. As a result, the Company is subject to the same reporting and disclosure requirements applicable to domestic U.S. companies, and will be required to file periodic reports and financial statements with the SEC on Form 10-K and Form 10-Q, as applicable, as well as filing current reports on Form 8-K. Prior to January 1, 2025, the Company was a foreign private issuer and, in compliance with SEC regulations, the Company filed or furnished periodic and current reports with the SEC on the reporting forms available to foreign private issuers, namely Form 20-F and Form 6-K.

We make available on or through our website (https://ir.sonomotors.com/) certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K (and previously on Form 20-F), our quarterly reports on Form 10-Q, and our current reports on Form 8-K (and previously on Form 6-K), and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us that we filed electronically with the SEC. The information in or accessible through the SEC are not incorporated into, and are not considered part of, this Annual report unless specified. Further, the information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website to be part of this Annual Report.

Item lA. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. Additional risks and uncertainties of which we are not presently aware or that we currently deem immaterial could also materially affect our business operations and financial condition.

Risks Related to the Yorkville Commitment, the Debt Conversion and our former Self-Administration Proceedings

If the Company is not able to access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion as contemplated in the Exchange Agreement, in the absence of substantial additional sources of external funding, we would be required to curtail our operations, which could adversely affect our business, results of operations, financial position and cash flows and may ultimately lead to insolvency and liquidation.

On December 30, 2024, the Company entered into the Securities Purchase Agreement with Yorkville, pursuant to which the Company agreed to sell and issue to Yorkville the New Commitment Debenture in the aggregate principal amount of $5 million, which is convertible into Ordinary Shares as set forth in the Securities Purchase Agreement. The issuance and sale of the New Commitment Debenture is subject to certain conditions and limitations, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

Also on December 30, 2024, the Company and Yorkville entered into the Exchange Agreement, pursuant to which the Company agreed, subject to the satisfactions of certain conditions precedent, to issue 1,242 Preferred Shares, to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the 2024 Debentures, the New Commitment Debenture, if issued, and the Advance Debentures. The closing of the transactions contemplated by the Exchange Agreement are subject to certain conditions precedent, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market and the adoption of an amendment to the Company’s articles of association to create the Preferred Shares.

On February 12, 2025, the Company and Yorkville entered the First Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of the First Advance Debenture. The issuance of the First Advance Debenture reduced the principal amount of the New Commitment Debenture to be issued from $5 million to $4 million.

On March 7, 2025, the Company and Yorkville entered into the Second Omnibus Amendment; pursuant to which the parties agreed to modify the terms of the Exchange Agreement to (i) amend the floor price provided for in the Exchange Agreement and (ii) to extend the termination date with respect to the obligations of Yorkville under the Exchange Agreement from January 15, 2025 to April 15, 2025. In addition, the parties agreed in the Second Omnibus Amendment to extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from February 28, 2025 to April 15, 2025.

On March 25, 2025, the Company and Yorkville entered into the into the Third Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of the Second Advance Debenture. The issuance of the Second Advance Debenture further reduced the principal amount of the New Commitment Debenture to be issued to $3 million. Under the terms of the Third Omnibus Amendment, the New Commitment Debenture and the Advance Debentures fall within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto, including, among others, the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

The Companies expect the Yorkville Commitment and the Debt Conversion, if achieved, together with planned business model adjustments, to position them with sufficient funding for their business operations through the first quarter of 2026. For more information on the transactions contemplated in connection with the Securities Purchase Agreement and the Exchange Agreement and the structure of the Yorkville Commitment, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Commitment”.

However, the Yorkville Commitment and the transactions contemplated by the Securities Purchase Agreement and the Exchange Agreement pose a number of risks, including, among others:

●

our ability to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, including by satisfying the conditions precedent to the Securities Purchase Agreement and the Exchange Agreement, which conditions precedent include the our satisfaction of all the applicable requirements for an initial listing of our Ordinary Shares on the Nasdaq Capital Market, or otherwise to obtain sufficient financing or to secure a sufficient number of future customer contracts to allow us to execute our business plan, meet our liquidity requirements and continue as a going concern;

●	the risk that Yorkville may choose to terminate each of the Securities Purchase Agreement and Exchange Agreement if the transactions contemplated by such agreements do not close by April 15, 2025;

●

our ability to maintain our relationships with our suppliers, service providers, creditors, customers, officers, supervisory board members, employees, counterparties and other third parties, to pursue new customer arrangements and projects and to attract, retain and motivate key employees as a result of our constrained liquidity position and capital structure; and

●	our ability to achieve our stated goals within the intended budget and timeframe and continue as a going concern.

Although we have taken multiple measures to reduce our expenses and significantly reduce the scale of our operations in connection with both the change of our business model announced on February 23, 2023 and the business changes implemented in connection with our emergence from our former Self-Administration Proceedings, we expect to require additional cash in an amount of approximately $3.0 million to fund our ongoing business operations through the end of the first quarter of 2026. Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to (i) maintain adequate cash on hand, (ii) access the unfunded portion of the Yorkville Commitment, including our ability to successfully satisfy the conditions precedent to the Securities Purchase Agreement, (iii) implement the Debt Conversion, including our ability to successfully satisfy the conditions precedent set forth in the Exchange Agreement and (iv) raise additional external funding in the short term.

If we are unable to meet our liquidity requirements, our businesses and assets may become subject to liquidation in a regular insolvency proceeding under the German Insolvency Code, and we may cease to continue as a going concern.

Because of the risks and uncertainties associated with the Yorkville Commitment and the Debt Conversion, we cannot accurately predict or quantify the ultimate impact that events related thereto may have on us and there is no certainty as to our ability to continue as a going concern. In addition, following our emergence from our former Self-Administration Proceedings, we may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that has recently emerged from such proceedings.

Despite our emergence from our former Self-Administration Proceedings, the proceedings may materially and adversely affect our operations, including by consuming significant time and attention of our management team, adversely affecting our ability to maintain important relationships with creditors, customers, suppliers, service providers, employees and counterparties and impacting our ability to pursue new customer arrangements and projects.

We will attempt to minimize the potential adverse effect of our former Self-Administration Proceedings on our relationships with creditors, customers, suppliers, service providers, employees and counterparties. Nonetheless, these relationships may be adversely impacted and our operations could be materially and adversely affected.

For instance, negative publicity associated with the Self-Administration Proceedings may adversely affect our commercial relationships and our ability to negotiate favorable terms with important stakeholders and counterparties. Public perception of our continued viability may also adversely affect our relationships with customers and their loyalty to us, as well as our ability to pursue new customer arrangements and projects. Strains in any of these relationships could materially and adversely affect us.

Our management has been required to spend a significant amount of time and effort focusing on the former proceedings instead of focusing exclusively on our business operations and will be required to continue to do so in the context of the Subsidiary’s compliance with any remaining obligations under the Plan. This diversion of attention may have a material adverse effect on the conduct of our business and, as a result, our financial condition and results of operations.

In addition, our employees faced considerable distraction and uncertainty during the pendency of the proceedings, which may lead to increased levels of employee attrition. Apart from negatively affecting our ability to retain existing high performing employees, executives and supervisory board members, the former proceedings may also prevent us from attracting new employees, executives and supervisory board members. Failure to retrain, motivate or attract key personnel or a material erosion of employee morale could impair our ability to execute our strategy and implement operational initiatives, thereby adversely affecting us.

Despite our emergence from the former Self-Administration Proceedings, we may not be able to achieve our stated goals and continue as a going concern.

Despite our emergence from the former Self-Administration Proceedings, we will continue to face a number of risks in connection with our business and operations, financial condition and the industry we operate in or otherwise. Accordingly, we cannot guarantee that the Plan will enable us to achieve our stated goals and effectively implement our strategy.

Furthermore, even if we are able to access the unfunded portion of the Yorkville Commitment as planned, we will have to secure either a sufficient number of future customer contracts or other additional financing to fund our business operations beyond the end of the first quarter of 2026. Our access to additional financing is, and for the foreseeable future will likely continue to be, limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms and we may not be able to continue as a going concern.

The Company’s visibility, credibility, share price and trading volume, as well as investor confidence, may further decrease as a result of the delisting of the Company’s securities from the Nasdaq Global Market in February 2024

On December 11, 2023, we received a decision of the Panel advising us that the Panel had determined to delist our Ordinary Shares from the Nasdaq Global Market. Nasdaq filed a Form 25 Notification of Delisting with the SEC on February 15, 2024 to complete the delisting.

We received a first delist determination letter on July 12, 2023 from the Staff following our application for our Preliminary Self-Administration Proceedings. The Staff’s delist letter additionally found that we failed to meet the filing requirement in Listing Rule 5250(c)(1), as we had failed to file our Annual Report on Form 20-F for the year ended December 31, 2022. On August 28, 2023, the Staff issued an additional delist determination letter for our failure to meet the minimum bid price requirement in Listing Rule 5450(a)(1) and the audit committee requirement in Listing Rule 5605(c)(2). We appealed the Staff’s determination and appeared before the Panel on September 14, 2023.

Trading of our Ordinary Shares on the Nasdaq Global Market was suspended on July 21, 2023. Since July 2, 2024, our Ordinary Shares have been quoted on the OTCQB. Over-the-counter markets which are less visible, less accessible and less liquid markets. As a result, we have faced, and in the future could continue to face, significant material adverse consequences, such as (i) a limited availability of market quotations for our Ordinary Shares; (ii) a reduced liquidity of our Ordinary Shares; (iii) a determination that our Ordinary Shares are a “penny stock” which will require brokers trading in our Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our Ordinary Shares; (iv) a limited amount of news and analyst coverage; and (v) a decreased ability to issue additional securities or obtain additional financing in the future. The delisting of the Ordinary Shares from the Nasdaq Global Market may result in a loss of investor confidence and further decrease our visibility, credibility and trading volume, all of which could adversely impact the market price of our Ordinary Shares. See “Item 1A. Risk Factors—Risks related to our Securities—Following the delisting of our Ordinary Shares from the Nasdaq Global Market in February 2024, we may not be able to meet the initial listing requirements for admission of our Ordinary Shares to trading on Nasdaq or another stock exchange in the future or to pay for the costs associated with such an initial listing, and therefore may not be able to have our Ordinary Shares admitted to trading on a stock exchange in the future”.

Risks Related to Our Industry

If we are able to access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, our success and future growth will be dependent upon the market’s willingness to adopt solar-powered mobility solutions.

If we are able to successfully access the unfunded portion of the Yorkville Commitment, we intend to focus in the short- to medium-term on further developing and commercializing our complete solar solutions as well as standalone components, including our proprietary solar charge controllers, with a focus on direct collaborations with OEMs and certain partners, including cooling unit and battery manufacturers. While we expect the Yorkville Commitment and the Debt Conversion, if achieved, to position us to obtain sufficient funding for our currently envisioned business operations through the first quarter 2026, our ability to execute our long-term growth strategy will be dependent on our ability to secure a sufficient number of future customer contracts or to secure other additional financing in order to fund the business from the second quarter of 2026 onwards. The market for mobility-related solar solutions is still evolving, characterized by rapidly changing technologies, prices and other competition, evolving government regulation and industry standards, as well as changing or uncertain consumer demands and behaviors. Factors that may influence the adoption of our solar technology solutions include:

●	perceptions about the effectiveness of mobility-related solar technology solutions;

●	perceptions about the quality, safety, design, performance and cost of solar technology solutions;

●	significant developments in new alternative technologies, such as hydrogen fuel cell technology;

●	improvements in the fuel economy of internal combustion engines;

●	the degree of environmental consciousness of consumers;

●	changes in the relative cost of electricity, oil, gasoline and hydrogen;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	the availability of tax and other governmental incentives promoting e-mobility or future regulation requiring increased use of nonpolluting mobility solutions; and

●	macroeconomic factors.

Solar-powered mobility solutions largely remain commercially unproven. Our solar-powered mobility solutions may therefore not be as well accepted by the market as expected, or may not be accepted at all, and may not be able to claim the market position we hope for.

The mobility market is highly competitive and even if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we may not be able to successfully commercialize our solar solutions in time or at all.

The segment of alternative mobility solutions is highly competitive and continuously evolving. We are not the only company seeking to develop and offer solar-powered mobility solutions. Numerous competitors strive to offer mobility and e-mobility solutions to the mass market and several other market players are currently experimenting with or intend to commercialize solar charging technology, including manufacturers with established brands and significantly greater financial resources than us. Some of our competitors benefit from greater financial resources, more extensive development, manufacturing, marketing and service capabilities, owned manufacturing assets, greater brand recognition and a larger number of managerial and technical personnel. Smaller existing or future competitors may be acquired by larger companies with significant capital or other resources, thereby further intensifying competition with us. Any inability on our part to remain competitive in terms of the technology capabilities of our solar solutions could have a material adverse effect on our business, prospects, operating results and financial condition. As a result, even if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we may experience a significant reduction in potential market share and expected revenue streams, which could impact our ability to successfully market our solar technology and adversely affect our business, results of operations, financial position and cash flows.

We expect competition in our industry to intensify in the future, particularly in light of increased demand for alternative fuel and a regulatory push for e-mobility (e.g., CO2 target emission regulations and tax or other monetary incentives), as well as declining battery prices. Continuing globalization may lead to additional potential competitors in emerging economies. Factors affecting competition include manufacturing efficiency, product prices and quality, performance and features, innovation and development time, reliability, safety, energy economy, charging options, customer service and financing terms. Increased competition may lead to lower product sales and increased inventory, which may result in price pressure. Even if we are able to access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we may not be able to successfully compete in our markets. In addition, there can be no assurance that our intention to focus in the short- to medium-term on further developing and commercializing our complete solar solutions as well as standalone components, including our proprietary solar charge controllers, with the focus on direct collaborations with OEMs and certain partners, including cooling unit and battery manufacturers, is a viable business setup.

Risks Related to Our Business and Operations

We are an early-stage company with a history of significant losses that recently adapted its business model and expects continuing losses for the foreseeable future, which means that our ability to prevent insolvency and continue as a going concern and, if we are successful in doing so, to accomplish any of our business plans depends on our ability to imminently raise significant external financing.

For the year ended December 31, 2024, we recorded a profit of €65.0 million, mainly due to the one-time accounting impact of revaluation gains following the reconsolidation of the Subsidiary after the termination of the Self-Administration Proceedings in early 2024. We have incurred net losses since our inception in March 2016, resulting in an accumulated deficit of €321.4 million as of December 31, 2024 compared to an accumulated deficit of €386.5 million as of December 31, 2023.

Even if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we expect to generate operating losses in 2025 and may continue to generate operating losses thereafter if we are not able to significantly scale our commercial production, sales and operations as planned.

We have already realized revenues from certain of our solar technology products. However, such sales were, and at least in the short term are expected to remain, only marginal and will not be sufficient to support our operations and cash requirements until we significantly scale our operations, which is currently expected to occur in the second half of 2025. We finished the development phase with respect to our Solar Bus Kit and other solar kits for commercial vehicles and started commercial production in the second quarter of 2024. We are in discussions with several potential customers and have been developing a potential customer base by signing letters of intent and contracts for pilot fleets and prototypes, and although the pre-series version of our Solar Bus Kit has been installed and is currently in operation on buses of multiple customers, we have not yet executed any large-volume binding series sales contracts for our solar kits for commercial vehicles. We seek to increase monetization of our technology, with a focus on commercializing our complete solar solutions as well as standalone components, including our proprietary solar charge controllers, with the focus on direct collaborations with OEMs and certain partners, including cooling unit and battery manufacturers

If we are able to successfully access the unfunded portion of the Yorkville Commitment, implement the Debt Conversion and continue as a going concern, we would expect to continue to incur additional expenses as we seek to further develop, expand and refine our solar technology and to invest in sales and operations. We would also expect to incur expenses related to the continued commercialization of our technology, increasing our sales and marketing activities with the goal of building our brand and adding infrastructure and personnel to support our growth. In addition, we currently continue to incur various expenses from, for example, general administrative functions, our headquarters, our efforts to meet the initial listing requirements for the Nasdaq Capital Market and costs relating to being a public company. We will not be able to cover our expenses with revenues at least until we significantly increase the scale of our operations. We expect to incur additional substantial expenses in the foreseeable future. The activities related to our solar technology and the development of our business may result in prolonged losses. There is no guarantee that we would ever reach meaningful revenue levels or profitability or even that we will be able to continue as a going concern. Our ability to reach profitability in the future will not only depend on our ability to successfully implement the change in our business to exclusively retrofitting and integrating our solar technology onto third party vehicle and to further develop and commercialize our solar technology but also on our ability to control our expenses and capital expenditures and manage our costs efficiently. If we are unable to achieve profitability, we may have to reduce the planned scale of our operations, which may impact our business growth and adversely affect our financial condition, results of operations, financial position and cash flows. In addition, our continuous operation and our ability to continue as a going concern will depend on our ability to secure a sufficient number of future customer contracts or to secure sufficient external equity or debt financing in order to fund the business from the second quarter of 2026 onwards. If we do not succeed in doing so, we may need to curtail our operations, which could adversely affect our business, results of operations, financial position and cash flows and may ultimately lead to insolvency and liquidation.

There is no historical basis for reliably assessing the market potential and demand for our products, our ability to integrate and deliver our products at commercial scales or our future profitability. There can be no assurance that any of our products, including our complete solar solutions and standalone products and services, will be commercially successful or that we will be able to scale our operations. We currently rely on a select range of products, including our complete solar solutions for commercial vehicles, which integrate solar panels, high-voltage and low-voltage solar charge controllers, telematics and dashboard services into commercial vehicles. Additionally, we offer customers standalone solar charge controllers, solar modules, data services, electrical interface solutions and engineering services. If the market does not accept these solutions or if demand does not develop as expected, we will have no alternative product line to offset the shortfall. We have no reliable basis for the prediction of our future revenues and expenses, and we may have limited insight into future trends that may emerge and affect our business. The estimated costs and timelines that we have developed to scale the commercial production of our products are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on development activities to the commercial-scale sourcing and sale of our products. You should therefore consider our business and prospects in light of the risks and challenges we face as a new market entrant, including, but not limited to:

●	our ability to successfully scale the commercial production and sales of our complete solar solutions for commercial vehicles and standalone solar products and services;

●	our ability to obtain, maintain and protect patents and other intellectual property rights that are crucial to our solar technology and commercialization efforts in our target markets;

●	our ability to raise the funding required to develop business operations and sales;

●	our ability to maintain, further develop and improve our solar solutions and any other variations thereof;

●	customer acceptance of and demand for our products;

●	our ability to turn profitable, scale our operations and build a well-recognized and respected brand cost-effectively;

●	our ability to develop and maintain relationships with key business partners who are crucial for our operations or who directly deal with end users in our target market;

●	our ability to navigate the evolving regulatory environment and potentially expand our product line-up;

●

our ability to improve and maintain our operational efficiency, set up and manage our supply chain efficiently and adapt to changing market conditions, including technological developments and changes in our competitive landscape; and

●	our ability to find the necessary qualified personnel and to build up and scale functioning structures within the Subsidiary.

Following our emergence from the former Self-Administration Proceedings, our business was restructured, which included the release of significant liabilities and entailed significant changes to our consolidated balance sheet and consolidated statement of operations. In addition, due to the opening of the Self-Administration Proceedings, the Company lost control of the Subsidiary on May 19, 2023 and regained control when the Subsidiary exited the Subsidiary Self-Administration Proceedings on February 29, 2024. The effect of the loss of control is that in 2023, the results of the Subsidiary were consolidated up until the loss of control and the assets and liabilities of the Subsidiary were derecognized from the consolidated statement of financial position. The Subsidiary is again consolidated with the Company following the Company’s regaining of control in 2024. As a result, our financial information going forward may in many respects not be comparable to our historical financial information. In addition, the financial information for the years ending December 31, 2022 and 2023 contains significant expenses related to the Company’s former Sion passenger car program, which was terminated in February 2023.

We used the proceeds of the Yorkville Restructuring Investment, and we intend to use the financing that we obtain in connection with the Yorkville Commitment, assuming we are able to successfully close the transactions contemplated by the Securities Purchase Agreement, mainly to finance the operations of the Companies.

Our current dependency on external funding for our operations raises a substantial doubt about our ability to continue as a going concern.

As a result of our past recurring losses from operations and the need for additional financing to fund our operating and capital requirements despite the change in our business model, we decided to apply for the Self-Administration Proceedings in May 2023. On January 31, 2024, the Subsidiary withdrew its application for Preliminary Self-Administration Proceedings, and the Subsidiary exited its Self-Administration Proceedings on February 29, 2024 via the Plan.

Because of the risks and uncertainties associated with the Yorkville Commitment and the Debt Conversion, management cannot accurately predict or quantify the ultimate impact that transactions contemplated by the Securities Purchase Agreement and Exchange Agreement may have on the Companies, and thus, there is no certainty as to our ability to continue as a going concern. In addition, our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2024, indicating that there is a substantial doubt about our ability to continue as a going concern. Even if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, the Company’s business plan is reliant on income from customers. While there are several letters of intent, as of the date of this Annual Report, no large-volume contracts with regards to our solar products have been signed. As a result, there is a risk that revenue will be less than expected in 2025. Similarly, there is a risk that our solar technology is not fully functional or available on the anticipated schedule or at all, which would result in a delay in realizing potential revenue. Finally, we expect the Yorkville Commitment, coupled with implementation of the Debt Conversion, to provide funding through the first quarter of 2026. Therefore, even if we are successful in obtaining the unfunded portion of the Yorkville Commitment and implementing the Debt Conversion, we will have to either secure a sufficient number of future customer contracts or other additional financing in order to fund the business from the end of the first quarter 2026 onwards.

We have identified multiple material weaknesses in our internal control over financial reporting and, as a result, management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2024. Even though we plan on remediating these material weaknesses, if we are unable to do so, or if other control deficiencies are identified as a result of ongoing or future processes, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021, and management’s assessment of the effectiveness of our internal controls and procedures for the year ended December 31, 2024, we identified multiple material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or condensed consolidated interim financial statements will not be prevented or detected on a timely basis. Due to the multiple material weaknesses identified, which had not been remediated as of December 31, 2024, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2024.

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring and recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial officer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating these deficiencies and specifically plan to incorporate automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal trainings for our accounting and finance teams and continue to invest in our finance IT systems. While we are continuing to work on remediating the weaknesses identified, and plan to remediate these weaknesses in 2025, based on our limited financial and operational resources, we cannot at this time guarantee that we will have remediated these material weaknesses this year. The remediation measures are time-consuming and costly and place significant demands on our financial and operational resources.

During the course of documenting and testing our internal control procedures in the future, we, or an outside advisor, may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Further we are non-compliant with the Dutch financial reporting requirements with regard to the timely filing of our audited 2023, 2022, 2021 and 2020 Dutch statutory financial statements with the Dutch trade register and, following the corporate measures implemented in connection with the restructuring of our business and resulting personnel and other limitations, it is likely that we will not be timely with the filing of our audited 2024 Dutch statutory financial statements with the Dutch trade register. Dutch financial reporting rules require the timely filing of our audited Dutch statutory financial statements with the Dutch trade register. Non-compliance with these filing requirements exposes us to penalties and fines. Non-compliance with the requirements under Dutch law with respect to the preparation, audit and publication of our Dutch statutory financial statements could also lead to increased exposure for our management board and supervisory board members to direct liability under the standards of Dutch corporate law, which may negatively affect our reputation.

In addition, the Subsidiary is non-compliant with German financial reporting requirements with regard to the timely filing of its 2023 and 2022 statutory financial statements with the German trade register and the German Federal Gazette, which has in the past led, and - until compliance is established - may in the future lead, to the imposition of penalties and fines. German financial reporting rules under the Securities Trading Act (Vermögensanlagegesetz) require the timely filing of the Subsidiary’s audited German statutory financial statements by June 30 of the year following the applicable financial period. Non-compliance with these filing requirements exposes us to penalties and fines.

Any failure on our part to discover and/or remediate existing material weaknesses, to discover and address any other control deficiencies and to achieve and maintain an effective internal control environment, could result in inaccuracies in our consolidated financial statements, could impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis and could cause investors to lose confidence in our reported financial information. This could, in turn, limit our access to capital markets, harm our results of operations and lead to a decline in the trading price of our Ordinary Shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential regulatory investigations and civil or criminal sanctions. We cannot assure you that all of our existing material weaknesses have been identified, that we will not identify additional material weaknesses in the future or that we will be able to achieve and maintain an effective internal control environment.

Our ability to scale the commercial production of our solar technology is unproven and we may fail to further scale production and move toward broader commercialization of our product offerings, further develop our solar technology and reach our sales targets within the intended timeframe, budget or at all.

Our future success will depend in large part on our ability to execute our plans to commercialize and further develop our proprietary solar technology at large scale. Our industry is characterized by rapid technological evolution and continuing technological changes, which could adversely affect demand for our products. Our efforts to scale the commercial production of our product offerings, further develop our solar technology and expand our product offerings may not be successful, and we may not be able to realize all advertised specifications of our technology. We further have to secure the supply of necessary components and raw materials on acceptable terms. Our products also have to meet stringent and constantly evolving safety and certification requirements, potentially in various jurisdictions, and there is no guarantee that our products or vehicles equipped with our solar kits will receive the required certification from relevant authorities. Given the complexities involved in the preparation of our solar technology for the mass market, there is no guarantee that we will be successful within the intended timeframe or budget or at all. Any delay in committed or planned timelines due to, for example, a delay in the financing, development or regulatory approval of our solar technology could materially damage our brand, business, prospects, financial condition, results of operations and cash flows and could lead to material liquidity constraints. See also “Risk Factors—Risks Related to Our Business and Operations—We have yet to enter into contractual agreements with many of our prospective suppliers and business partners and may have to renegotiate these agreements as we scale our business”.

In early 2023, we decided that it is not feasible for us to further pursue the development and commercialization of the Sion, which the Company had envisaged to become an affordable solar electric vehicle. There is no guarantee that this change and emphasis of our business activities proves successful. We may decide to abandon this project, due to, for example, a change in the regulatory framework, lack of feasibility, engineering issues, lack of skilled research and development or other personnel, lack of supplier capacity or availability, lack of customer demand or our inability to secure sufficient capital. In such a case, we may not be able to amortize any investments made. We may enter into contractual arrangements with suppliers or other partners, which may subject us to continuous payment or other obligations irrespective of a decision to abandon the relevant underlying project. Any such decision to discontinue the development or commercialization of our technology or any of our solutions would likely lead to significant losses.

We may also find engineering errors, defects or areas that need improvement in our products. Technological changes or changes in supplier components may require us to change our technology. There can be no assurance that we will be able to implement any such changes in a timely manner or that these changes will not trigger any follow-on issues. Our solar technology may not be as well received, functional or efficient as expected and we may face significant competition with respect to our solar technology. To the extent we may want to monetize our technology based on licensing arrangements with third parties and royalty payments, which requires patent-based or similar legal protection, there is no guarantee that we will obtain such protection in a timely manner, in the relevant jurisdictions or at all. Employees who we have terminated may challenge our ownership in relevant patents or other intellectual property, and there is no guarantee that any such challenges will not be successful. We may fail to identify technical innovations that could be patentable and, accordingly, may fail to protect them via patents.

Our solar technology may not be fully functional or available on our anticipated schedule or at all and may remain unproven and pose additional risks.

The functionality, usability and availability of our solar technology and other solutions in day-to-day use and at scale is largely unproven. There is no guarantee that our products will continue to perform as expected under real conditions or that we will be able to detect and fix any potential weaknesses in our technology and solutions prior to commencing commercial production. For example, our solar module technology may not provide the expected efficiency advantage or may be less reliable or more expensive to produce than expected. In addition, our solar modules may be subject to degradation or malfunction due to the weather and mechanical stress over their life-time in automotive-use cases. Any of our hardware or software solutions may contain errors, bugs, vulnerabilities or design defects or may be subject to technical limitations that may compromise the functionality of our offering. Some errors, bugs, vulnerabilities or design defects may be inherently difficult to detect and may only be discovered after industrial commercialization of our technology has begun. Additional risks may result from the use of any of our solutions in jurisdictions where such use is not lawful. For example, our solar module technology may be used in jurisdictions where the use of such a solution may not be lawful or subject to additional regulatory requirements, which may potentially expose us or individuals to significant liability risks or negatively affect our brand.

We depend on the adequate protection of our intellectual property, which can be difficult and costly.

We have invested significant resources in the development of certain proprietary solar technology, and currently plan to continue to invest significant resources in the development of our solar power electronics, the protection of which is critical to our business and the commercial success of our products. We hold several patents relating to our technological innovations, such as our solar module technology and our energy management system for vehicles. To establish and protect our rights in our technology, we rely on a combination of patents, trade secrets (including know-how), copyrights, trademarks, intellectual property licenses, employee and third-party nondisclosure agreements and other contractual rights. Any failure to obtain, maintain, protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies or material business opportunities.

The measures we take to protect our intellectual property from unauthorized use by others, including current or former suppliers, partners or employees, may not be effective for various reasons. Any patent applications we submit may not result in the issuance of patents, the scope of our issued patents may not be broad enough to protect our proprietary rights or our issued patents may be challenged and/or invalidated by our competitors. Any successful challenge to any of our intellectual property rights, including by competitors or current or former employees, could deprive us of rights necessary for the successful commercialization of our solar technology and innovations. Challenges to our patents could impair or eliminate our ability to collect future revenues and royalties in the event we license our technology in the future. The patent prosecution process is expensive, time consuming and complicated, and we and our future licensors may not be able to file, prosecute or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we and any of our future licensors may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We filed trademark applications in relevant jurisdictions, and in the future may file further trademark applications as we see fit, but may be unable to register our trademarks or otherwise protect them. For example, we have failed in some jurisdictions to obtain protection for our logo (a circle with a dot in the middle) because those jurisdictions determined it is not combined with other distinctive elements. Also, in China, our trademark application for certain logos has been objected to, and in the United States, our application to register “Driven by the Sun” as a trademark has been denied. In addition, in Europe, we are in ongoing discussions with a producer of telescopic sights who filed oppositions against various trademarks that were filed by us after our rebranding process and recently received a notice of cancellation in response to the opponent’s application for a declaration of invalidity against our registered trademark of our logo that displays a circle with a dot between the words “Sono Motors”. We currently plan to appeal the cancellation. Any efforts to register a trademark may be subject to opposition and if a third-party were to register our trademarks, or similar trademarks, in a jurisdiction where we have not successfully registered such a trademark, it could create a barrier to the successful commercialization of our products. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage as well as a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. See “Item 1A. Risk Factors—Regulatory, Legal and Tax Risks—If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, which may adversely affect our business”.

Even if we hold valid and enforceable patents or other intellectual property rights, the legal systems of certain countries, including certain developing countries, may not favor the enforcement of these rights or otherwise offer the same degree of protection as do the laws in the EU or United States, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patents or other intellectual property rights. Further, policing the unauthorized use of our intellectual property in various jurisdictions around the world may be difficult and require significant resources.

We have applied for patent protection relating to our technological innovations in certain jurisdictions. While we generally consider applying for patents in those countries where we intend to make, have made, use, sell or license patented products, we may not accurately assess all the countries where patent protection will ultimately be desirable. In addition, due to the cost-intensive nature of the patent application process and in accordance with the change in our business model to focusing exclusively on integrating our solar technology into third-party vehicles, we plan to terminate and/or discontinue patents and patent applications that do not address our core products and markets and instead focus on our most promising applications and markets (mainly Europe). Should we decide to address additional markets or expand our product offerings at a later date, a prior decision to discontinue a patent or a patent application may result in lost opportunities with respect to protecting our intellectual property. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, our pending patent applications may be challenged by third parties or such applications may not eventually be issued by the applicable patent offices as patents. The denial of our key patent applications or of a substantial portion of our patent applications could have a substantial negative impact on the value and strength of our intellectual property rights and our ability to execute our business plans and compete with others in our industry. In addition, the patents issued as a result of our foreign patent applications may not have the same scope of coverage as our patents in the EU or United States.

Changes in the patent laws or their interpretation in the relevant jurisdictions may reduce our ability to protect or commercialize our inventions and enforce our intellectual property rights. More generally, these changes could affect the value of our patents and other intellectual property. Our efforts in seeking patent protection for our solar technology and other innovations could be negatively impacted by any such changes, which could have a material adverse effect on our existing patent rights and our ability to protect, enforce or commercialize our intellectual property rights in the future. In particular, our ability to prevent third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property rights will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements.

In some cases, we rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection against improper use of our trade secrets or other proprietary information. There can be no assurance that third parties will not seek to gain access to our trade secrets or other proprietary information. In addition, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets or other proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition.

Our patent applications may not lead to the granting of patents or desired protection in time or at all, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which a particular patent application pertains. If another party has filed a patent application pertaining to the same subject matter as we have, we may not be entitled to the protection sought by our patent application. Patent applications in many jurisdictions are typically not published until several months after filing and we cannot be certain that we were the first to make the inventions claimed in any of our issued patents or pending patent applications or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions and may face similar risks in other jurisdictions should we expand our operations, including in significant markets such as the United States and China.

Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will be issued or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may seek to bypass our issued patents, which may require costly and time-consuming litigation and adversely affect our business, prospects, financial condition or operating results. We cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties.

We may not be able to reliably source our component supply within our projected costs and timelines.

Our asset-light business model partly provides for the sourcing of off-the-shelf sub-components from suppliers, as well as partly outsourced logistics and delivery management based on low inventories.

Even if we are successful in reliably sourcing our sub-component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers or logistics, or in time to meet our commercialization schedules or to satisfy the requirements of customers. Impacts of inflation, including an increase in energy costs, may negatively affect our cost base. Any failure to reliably source our sub-component supply within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

Furthermore, our relationships with business partners such as suppliers and logistics services providers may be negatively impacted by the former Self-Administration Proceedings. See also “Risk Factors—Risks Related to the Yorkville Commitment, the Debt Conversion and our former Self-Administration Proceedings—Despite our emergence from our former Self-Administration Proceedings, the proceedings may materially and adversely affect our operations, including by consuming significant time and attention of our management team, adversely affecting our ability to maintain important relationships with creditors, customers, suppliers, service providers, employees and counterparties and impacting our ability to pursue new customer arrangements and projects”.

We rely on a single supplier for certain components and other materials used in our solar solutions.

There are only a limited number of suppliers of solar technology components or raw materials. We currently depend on a single supplier for certain components required for the manufacturing of our high voltage MCU. This makes our supply chain and the production of our offering dependent on the performance of such supplier and increases the risks of interruption. Our operations will be negatively affected if our supplier experiences capacity constraints and is not in a position to deliver the required quantities of a certain raw material, component or part.

Our dependency on a single supplier also increases the bargaining power of that supplier with respect to certain materials or components, which may expose us to abusive conduct, may prevent us from entering into long-term supply agreements with guaranteed pricing or may require us to accept disadvantageous economic or legal conditions. The acquisition of our supplier or any future supplier could limit our access to relevant raw materials or components and require material redesigns of our solar technology and impair our business prospects. We may also be forced to stop production should our supplier fail to provide required certifications for its products or should the supplier be accused of infringing or misappropriating third-party intellectual property rights. If we need to replace our supplier or if our supplier terminates its relationship with us, there is no guarantee that we will be able to find adequate substitute products or suppliers in time or at all. In addition, global events such as pandemics, war or crude oil shortages may negatively affect the availability, price levels, delivery times or minimum order quantities of products, components and materials, such as microelectronic chips for MCUs. The vast majority of supplies of raw materials for the solar industry come from China, which makes our supply chains particularly vulnerable to intensifying political tensions with or trade sanctions or comparable limitations concerning China. As a result, we may be required to find replacement suppliers, which may prove difficult, increase our production cost and could lead to a delay in the envisaged start of commercial production.

Furthermore, we may ask for product changes or amendments of certain specifications of components or raw materials to be delivered by suppliers, sometimes on short notice, due to new development results or the insufficiency of previous specifications, which may increase the costs for relevant components or raw materials or may render the relevant supplier unable to accommodate relevant requests. It is also possible that the supplier does not have the right to sell the relevant product to us, for example, because the supplier lacks the intellectual property rights to the design or because the supplier has an exclusivity agreement with another manufacturer, which could force us to discontinue production or sales of our products, to replace the part or to change the design of our technology, which could result in significant delays and costs or could make the production of our products impossible altogether. Suppliers may change their products or go out of business, resulting in limited or no availability of relevant parts and materials for the production and maintenance of our products. All of our sourced components and raw materials are subject to typical transportation risks, such as delivery delays, damage or theft in the course of transportation or fines resulting from the violation of customs or other transportation regulations.

Furthermore, our relationships with our suppliers may be negatively impacted by the former Self-Administration Proceedings. See also “Risk Factors—Risks Related to the Yorkville Commitment, the Debt Conversion and our former Self-Administration Proceedings—Despite our emergence from our former Self-Administration Proceedings, the proceedings may materially and adversely affect our operations, including by consuming significant time and attention of our management team, adversely affecting our ability to maintain important relationships with creditors, customers, suppliers, service providers, employees and counterparties and impacting our ability to pursue new customer arrangements and projects”.

Increases in costs, disruption of supply or shortage of raw materials or certain products could harm our business.

The solar industry is frequently subject to significant disruptions and resulting shortages of components or raw materials may impair our ability to commercialize our products at attractive margins or at all. Suppliers may decide to allocate relevant components or raw materials, particularly the ones with high demand or insufficient production capacity, to more profitable or established customers and our supply may be reduced as a result. As we continue to scale the commercial production of our solar technology, our manufacturing partners who produce our solar modules, or any of our other suppliers, may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials required for the manufacturing of our products or certain parts or components used in them. Our solar technology depends on various raw materials and products. The prices for these materials and products may fluctuate depending on market conditions, inflation levels, tariffs, energy prices, macroeconomic factors and political developments. Some products may not be available at all in the short term. In addition, the imposition of new government regulations, tariffs, duties or taxes, such as tariffs or taxes on imported materials and components that are used in our solar modules or are otherwise necessary for production of our solar technology, could also affect the prices for these materials and products. Substantial increases in the prices for raw materials and/or increases in freight charges would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased product prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing product prices.

We have yet to enter into contractual agreements with many of our prospective suppliers and business partners and may have to renegotiate these agreements as we scale our business.

We have yet to finalize our contractual arrangements with some of our prospective suppliers and business partners. Negotiations with our prospective suppliers and business partners may consume significant resources and time and there is no guarantee that such negotiations will be concluded successfully. In the negotiations, we may agree to terms and conditions that are less favorable to us than expected. We may be subject to unfavorable rules on the transfer of risk with respect to our solar modules or supplied components or disadvantageous payment terms. Any failure to finalize our arrangement with our suppliers and business partners in a timely manner may lead to reduced volumes of our offering. Terms and conditions of any contractual arrangement, including any preliminary contractual arrangement, may have to be renegotiated due to a lapse of time or a change in material circumstances should we not be able to realize the anticipated timelines.

Prospective suppliers and business partners may end their relationship or negotiations with us for various reasons. Some of the suppliers we involve, or intend to involve, are well-known market players with significant bargaining power and whose position towards us is bolstered due to our dependency on such suppliers as there are only a limited number of suppliers for solar technology components and raw materials. We, on the other hand, are not an established business and have limited market power. Therefore, we may not be able to successfully assert our own interests and may have to enter into contracts with significantly disadvantageous terms and conditions, such as unfavorable prices, limitations on remedies in cases of breach of contract, unfair liquidated damages provisions or broad termination rights allowing our business partners to end their relationship with us at will. If we successfully market our solar technology on an industrial scale, we will seek to further scale our operations. As a result, we may have to renegotiate, amend or extend our relationships with our business partners, and there is no guarantee that we will be successful in doing so. We may also have to amend our business model to scale our operations, which may cause us to incur substantial additional costs and expenses should we have to amend our business model to scale operations. Any such modification to our business model may prove unsuccessful, which could adversely our business, financial condition, operating results and prospects.

Furthermore, our relationships with prospective suppliers and business partners may be negatively impacted by the former Self-Administration Proceedings. See also “Risk Factors—Risks Related to the Yorkville Commitment, the Debt Conversion and our former Self-Administration Proceedings—Despite our emergence from our former Self-Administration Proceedings, the proceedings may materially and adversely affect our operations, including by consuming significant time and attention of our management team, adversely affecting our ability to maintain important relationships with creditors, customers, suppliers, service providers, employees and counterparties and impacting our ability to pursue new customer arrangements and projects”.

We may not be able to obtain or agree on acceptable terms and conditions all or a significant portion of the government grants, loans and other incentives for which we may apply, which may negatively affect our ability to reach funding goals.

We may apply for foreign, federal or state grants, loans and tax incentives under various government programs designed to stimulate the economy or to support the development or production of solar integration solutions for the mobility industry. Our ability to obtain funds or incentives from these sources is subject to the availability of funds under applicable programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any grants, loans and other incentives.

If we are not successful in obtaining any of these additional incentives and are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

We depend on the acceptance of our brand and any negative publicity relating to any of our business partners and their products or services could have a significant negative impact on our business and reputation.

Our business and prospects depend on our ability to develop, maintain and strengthen our brand. Potential competitors could have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. We have a limited budget for marketing and publicity and we may not succeed in establishing, maintaining and strengthening our brand. In addition, our brand and reputation could be severely harmed by negative publicity with respect to us, our directors, officers, employees, shareholders, peers, business partners, customers or our industry in general. Any actual or alleged misconduct by, or negative publicity relating to, any of our business partners and their products or services could have a significant negative impact on our business and reputation, whether or not such publicity is directly related to their collaboration with us. Our ability to successfully build our brand could also be adversely affected by any negative perception about the quality of our business partners’ products or services.

If any of our solutions fail to perform as expected, our ability to market our products could be harmed.

Our solar solutions, including our complete solar solutions for commercial vehicles, may not perform as expected or may require repair. Our asset-light business model poses particular challenges to our quality management processes. Our quality management system may not be effective or sufficient and the number of defective products may be substantially higher than anticipated. The risk that we do not detect defects before the commencement of large-scale sales of our products and that our products will not comport with previously defined product specifications is heightened by our limited experience in designing, developing and manufacturing solar modules. We may experience product recalls in the future, which could result in the incurrence of substantial costs relating to, for example, return shipping for defective products and costs associated with the repair of the underlying product defect. Any product recall may consume a significant amount of our resources. Any product defects or any other failure of our products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, financial condition, operating results and prospects.

Our advertisements may not have complied in the past and may not comply in the future with all relevant legal requirements and may be subject to misperception.

We cannot guarantee that all of our public statements that qualify as advertisements, or whole advertising campaigns, comply with legal requirements under competition law or other laws, rules or regulations. Any non-compliance could lead to administrative fines and may result in us being required to discontinue a campaign. We may also be forced to publicly correct incorrect statements. In addition, our public communications also may have contained, or may contain in the future, incorrect information or statements or may be subject to misperception. We often advertise our products with rather general characteristics and specifications that are subject to interpretation, such as “green” or “environmentally friendly” and any statement relating thereto may spark discussions, challenges or legal claims should any of our customers or other third party have an understanding of these characteristics and specifications that differs from ours. Any of the foregoing could adversely affect our reputation and brand and our business.

We intend to market and sell our products via direct business-to-business channels and will not maintain a network of physical presences.

We sell our products to our customers via customary business-to-business channels rather than through physical sales offices, company-owned retail stores or another form of physical presence. This distribution model subjects us to various risks as it requires, in the aggregate, significant expenditures and provides for slower expansion of our distribution and sales systems than may be possible by utilizing a network of physical presences. Moreover, we will be competing with other market players who may have well-established distribution channels. Our success will depend in large part on our ability to effectively further develop our sales channels and marketing strategies. If we are unable to successfully implement such a distribution model, our business, reputation, results of operations, financial condition and prospects could be adversely affected.

Product recalls or defects that subject us to warranty claims could materially adversely affect our business, prospects, operating results and financial condition.

Our solar solutions are new, complex products that we continually develop, and their reliability and durability in day-to-day wear and tear have not yet been proven over a full lifetime in real-life conditions. Despite testing conducted either by us or by our supplier partners that simulated lifetime conditions, there can be no assurances about how real-life conditions may vary from the test results. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our products prove to be defective or noncompliant with applicable relevant regulatory or safety standards. Relevant defects may include, for example, a lack of durability of our solar modules, intense heat development or thermal expansion of our modules. Any product recall in the future may result in adverse publicity and damage our brand. Such recalls could involve significant expense and diversion of management attention and other resources and could adversely affect our business, prospects, financial condition and results of operations. Furthermore, defects could result in warranty claims from customers. Warranty claims from customers that exceed our provision for warranty costs could materially adversely affect our business, operating results and financial condition.

The solar modules and other components in our products could pose certain health and safety risks.

Solar modules, including those that are part of our solar kits for commercial vehicles, may pose various risks to the environment. Solar modules include components and complex systems that can fail, such as switches, fuses and wiring feeding the solar modules’ power into a vehicle’s systems. In addition, chemicals and potentially toxic materials are used in the production of solar cells in a process that generates many toxic byproducts such as hexafluoride. These products are dangerous for the environment as well as for humans. Even if producers of our solar modules have implemented safety procedures related to the handling of such toxic materials, a safety issue, contamination or fire related to the solar modules could disrupt operations. Furthermore, solar modules may catch fire due to, for example, spontaneous combustion, either from the parts within the modules or in the surrounding environment, due to the high levels of heat produced by the device. In the case of vehicle-applied solar solutions, such as our solar kits for commercial vehicles, other solar modules or components attached thereto that come loose may cause accidents, which may result in damage to property or even bodily harm. In addition, in the event that solar modules overcharge the battery, there is a risk of damage to the vehicle. Furthermore, depending on the type of battery used in the vehicle, overcharging may lead to the production of oxyhydrogen or even fire. Solar modules that catch fire may produce heat, smoke and toxic byproducts and may lead to the destruction of the vehicle or may cause bodily harm. While we do not currently receive official certifications from our standard suppliers of photovoltaic (“PV”) modules, we conduct internal and external testing of the PV modules in accordance with ISO/ECE standards. Additionally, our MCU has achieved ECE R-10 certification and therefore complies with regulatory requirements for electromagnetic compatibility.

Interruptions or failures of information technology and communications systems could disrupt our business and affect our ability to effectively provide our services.

We utilize information technology systems and networks as well as cloud computing services to process, transmit and store electronic information in connection with our business activities. We manage and maintain our applications and data utilizing a combination of on-site systems as well as externally managed data centers and cloud-based data centers. We utilize third-party security and infrastructure service providers to manage our information technology systems and data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information, as well as personal data of customers, community members or employees. In addition, we also rely on independent third-party service providers, such as Google, which play an important role for our product offering, marketing channels and overall presence. Our data of any kind stored on the cloud services and on individual devices could be lost due to improper handling, insufficient commissioning of third parties to create backup copies damage or accidental or intentional deletion by our employees. Our data could also fall into the hands of third parties, whether through espionage, hacking or incorrect operation of the systems. Any unauthorized access to our data or any asset could result in its leakage, loss, manipulation or fraud or materially impair our business operations.

Despite the implementation of security measures by us or our service partners, our or our service partners’ systems, as well as those of any relevant third-party service provider will be vulnerable to damage or interruption from, among others, fire, terrorist attacks, natural disasters, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. The relevant data centers could also be subject to break-ins, sabotage and intentional acts of vandalism causing potential disruptions. Some of our or our service providers’ systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities.

Any problems with, or insufficiencies of, our or our service providers’ data centers or services could result in lengthy interruptions of our or our service providers’ information technology systems. Cyber threats are persistent and constantly evolving. Such threats have increased in frequency, scope and potential impact in recent years. Information technology evolves rapidly and we or our service providers may not be able to address or anticipate all types of security threats and may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. There can be no assurance that we or our service providers, contractors or consultants will be successful in preventing cyberattacks or successfully mitigating their effects. Similarly, there can be no assurance that any third-party service provider will be successful in protecting our confidential and other data that is stored on their systems. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures. Any disruption of the networks and services of independent third-party service providers could also negatively affect our operations, accessibility or offering

If we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we may face risks associated with international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

If we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we expect that our initial markets will be central Europe and the United States (through our recent co-marketing agreement with Merlin Solar Technologies), but our geographic coverage could exceed these markets. As a result, we would face risks associated with such growth, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business, as well as cause us to incur significant expenditures necessary to satisfy relevant regulatory requirements or obtain product certification in such new markets. Our operations will be subject to the local legal, political, regulatory and social requirements and economic conditions in the relevant jurisdictions. There is no guarantee that we will obtain relevant certifications for our products in the relevant markets or at all. We have not yet checked the feasibility of a rollout of our products in all the markets in which we may operate in the future and may identify political, regulatory, operational or practical hurdles, which may render an expansion into such a market unfeasible.

If we are unable to attract and retain key employees and hire additional qualified management, technical and engineering personnel, our ability to compete could be harmed.

Our success and financial performance depend on technological innovation and resources. Our success in such an environment depends, to a large extent, on our management and the ability to retain our key personnel. We benefit from the expertise and knowledge of our research and development team and our competitiveness could be significantly impaired should we be unable to retain the key employees in our research and development team or any other team member. Any temporary or permanent unavailability or any unexpected loss of one or more of our management members or key employees could adversely affect our business and competitiveness. Changes in management may also have a significant impact on our operations and the loyalty and motivation of our employees.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop highly qualified personnel. In light of our decision to terminate the Sion program in February 2023, we terminated the employment of 254 employees and, in this context, additional employees decided to resign. Thereafter, in connection with the new corporate structure and business model envisioned in the then-current negotiations surrounding the Yorkville Investment Agreements, we terminated the contracts of 40 employees, including the contracts of the four managing directors of the Subsidiary, in September 2023. In addition, in late October 2023, we gave notice to all of our remaining employees in the interest of protecting the Subsidiary’s creditors during the Self-Administration Proceedings by ensuring that employee wages did not result in an additional liquidity burden. Following our entry into the Yorkville Investment Agreements with Yorkville, we offered to rehire those 40 employees in November 2023, more than 80% of which accepted the offer. In 2025, we further reduced our headcount and there may be further reductions in our workforce depending on the extent to which we are able to scale our business in the future. Those employee terminations and the events surrounding them may have damaged our reputation as an employer and may significantly negatively affect our ability to hire and retain employees. Further, the significant reduction in headcount in 2023, as well as the change in management at both the Company and Subsidiary levels in connection with the Yorkville Investment Agreements, which in both cases resulted in smaller management teams, expose us to the risk that employees with relevant knowledge and know-how may have left us and that the remaining employees may not be able, or may not have the adequate skills or time, to successfully perform all of the functions that are necessary for us to manage, develop or grow our business.

We may have to hire additional employees in order to maintain our daily operations, corporate functions and be able to complete the development of our solar technology in order to start its commercial production according to our currently envisioned timelines. We may not succeed in hiring employees in sufficient numbers or at all, as our technological solutions are complex and innovative and individuals with sufficient experience with solar technology, particularly solar technology used in vehicles, are scarce, and as a result, we will need to expend significant time and money to train available employees. Competition for qualified employees is intense, and our ability to hire, attract and retain them depends, among others, on our ability to provide competitive compensation. Despite our emergence from the former Self-Administration Proceedings, these proceedings and the events that led up to them are likely to have damaged our reputation as an employer. Furthermore, we have a limited operating history and our brand and reputation as an employer are not as developed as that of established market players. We have not yet generated any material revenues, significantly depend on external financing and may not be able to offer potential employees attractive or competitive remuneration.

We may therefore not be able to attract, integrate, develop or retain qualified personnel in sufficient quantities or at all. Any failure to do so could adversely affect our business, including the execution of our global business strategy. Unqualified or unreliable personnel may also expose us to various risks not directly related to our operations, such as violations against insider trading laws, the misappropriation of trade and business secrets or personal data from our technology infrastructure, material incorrect entries in our accounting systems, weak management of our customer or supplier relationships or logistics management.

We are exposed to various liability risks resulting from past or existing employment relationships and labor laws.

In light of our decision to terminate the Sion program in February 2023 and our financial situation, we terminated the vast majority of our employees. Thereafter, in connection with the corporate structure and future business model envisioned in the Yorkville Investment Agreements, including the streamlined initial business focus on the Solar Bus Kit, we terminated the contracts of 40 employees, including the contracts of the four managing directors of the Subsidiary, in September 2023. In 2025, we further reduced our headcount and there may be further reductions in our workforce depending on the extent to which we are able to scale our business in the future. In the event of any employee terminations, we face the risk of legal proceedings in which the former employees may challenge their termination, claim damages or other payments and benefits in relation to their employment relationship or seek ownership in intellectual property rights and other assets. Should employees be successful in challenging terminations, we may be exposed to substantial financial and other liabilities. In addition, despite their termination, former employees may still claim to be, fully or partially, entitled to certain benefits granted to them while they were still employed with us, such as, for example, certain incentives, bonuses or pension entitlements. We may also be liable for substantial social security contributions with respect to terminated employees for a prolonged time.

Workforce management poses various risks and challenges, particularly in the EU and Germany, where the vast majority of our workforce is located. The labor laws in Germany are complex and rather employee-friendly. For example, the German Working Time Act (Arbeitszeitgesetz) sets out a strict framework for, among others, the length of working shifts and resting breaks, the definition of working days and holidays, work on holidays, compensation and the obligation of employers to record working times of employees. There can be no assurance that we have complied or will comply in all material aspects with applicable labor laws, which may lead to the imposition of material fines or even criminal liability and may significantly negatively affect our reputation.

Regulations and stakeholder expectations relating to environmental, social and governance matters may impose additional costs and expose us to new risks.

We continue to closely monitor developments relating to environmental, social and governance (“ESG”) regulations. At the federal level in the United States, the SEC has proposed new rules requiring public companies to disclose extensive climate-related information in their registration statements and periodic reports. Such proposed rules have been stayed pending the completion of the judicial review of several petitions consolidated in the U.S. Court of Appeals for the Eight Circuit and are currently being reconsidered by the SEC under the new U.S. administration. The countries in which we operate are following different approaches to the regulation of climate change and other sustainability matters, which increases the complexity of, and potential costs related to complying with, such regulations.

Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion (“DEI”) sentiment is gaining momentum across the United States, with several states having enacted or proposed anti-ESG or anti-DEI policies or legislation and several state and federal governmental authorities filing suit alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. Further, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. If we were sued under any of these claims, our financial condition, reputation or business could be adversely impacted. Increasingly, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business opportunities.

As ESG best practices and regulations continue to evolve, we expect to incur increasing costs relating to ESG monitoring, reporting and compliance, and these efforts will require substantial time and attention of management. This could have a material adverse effect on our business, results of operations, value chain and financial condition.

Fluctuations in currency exchange rates may significantly impact our results of operations.

A substantial percentage of our operations are conducted in Europe. As a result, we are exposed to an exchange rate risk between the U.S. dollar and the Euro. The exchange rates between these currencies in recent years have fluctuated significantly and may continue to do so in the future. An appreciation of the Euro against the U.S. dollar could increase the relative cost of our products outside of Europe, which could lead to decreased sales. Conversely, to the extent that we are required to pay for goods or services in U.S. dollars, the depreciation of the Euro dollar against the U.S. dollar would increase the cost of such goods and services.

We do not hedge our currency exposure and, therefore, we incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the Euro. Given the volatility of exchange rates, we might not be able to effectively manage our currency transaction risks, and volatility in currency exchange rates might have a material adverse effect on our business, financial condition or results of operations.

Our operations could be adversely affected as a result of disasters, geopolitical events or unpredictable events.

Our operations could be disrupted, among others, by natural disasters such as earthquakes, fires or explosions, pandemics and epidemics, power outages, terrorist attacks, cyberattacks, war or other critical events. This also applies to the operations of our suppliers and other business partners. Disruptions may also result from possible regulatory or legislative changes in the relevant jurisdictions of our, our suppliers’ or our business partners’ operations.

There is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, government regulations and tariffs. For example, the recent imposition of tariffs and/or changes in tariffs on various products by the U.S. and other countries, including China and Canada, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties or tariffs and their impact on our business. An escalated trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase.

In February 2022, Russia invaded Ukraine across a broad front. In response to this aggression, governments around the world have imposed severe sanctions against Russia. These sanctions disrupted manufacturing, delivery and supply chains at a global scale. In addition, the recent war between Israel and Hamas may also disrupt or otherwise negatively impact manufacturing, delivery and supply chains at a global scale and may also have a material impact on business relationships with customers in the region. We cannot yet foresee the full extent of the impact that these wars and the sanctions imposed as a result thereof, as well as any future sanctions that may be imposed in connection with these wars, will have on our business and operations. Such impact will depend on future developments of the wars, which are highly uncertain and unpredictable. The wars could have a material impact on our results of operations, liquidity and capital management. We will continue to monitor the situation and the effect of these developments on our liquidity and capital management. At the same time, we have taken actions to maintain operations and to secure our supply chain.

Regulatory, Legal and Tax Risks

We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

We are subject to substantial regulation under international, national, regional and local laws. We expect to incur significant costs in complying with these regulations. In addition, additional regulatory costs or hurdles may materialize in the future as we expand our operations, as we have not yet assessed all relevant legal aspects of our operations and current business model with respect to the relevant legal framework of all jurisdictions, we may conduct business in. Regulations related to the mobility and e-mobility industry and alternative energy are evolving and we face risks associated with changes to these regulations. We are unable to predict future legislative or regulatory changes, initiatives or interpretations and any such changes, initiatives or interpretations may increase costs and competitive pressure on us. To the extent laws change, our products may not comply with applicable international, national, regional or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Our operations, are or will be subject to international, national, regional and/or local environmental laws and regulations, including, in the jurisdictions in which we intend to sell our products, laws relating to the use, handling, storage, disposal and human exposure to hazardous materials (including the German Federal Soil Protection Act (Bundes-Bodenschutzgesetz), and Regulation (EC) no. 1907/2006 (REACH)). Furthermore, we will be affected by the Extended Producer Responsibility, an EU policy approach under which producers are given a significant responsibility - financial and/or physical - for the treatment or disposal of post-consumer products. We may be or become subject to various environmental, social and governance-related regulations in the future, such as the EU Corporate Sustainability Reporting Directive, EU Taxonomy for sustainable activities, the EU Corporate Sustainability Due Diligence Directive or the Act on Corporate Due Diligence Obligations in Supply Chains (“Lieferkettensorgfaltspflichtengesetz”) including as a result of recent legislative or regulatory initiatives. Environmental and health and safety laws and regulations can be complex. We expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations, which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results.

These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

We may be involved in legal proceedings based on the alleged violation of intellectual property rights either by us or third parties, such as patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Technological innovation will be a crucial aspect of our potential success. We have been granted several patents for our technologies and intend to continue to file additional patent applications in the future. As the number of competitors in our market increases, and as the number of patents issued in the area of mobility grows, the possibility of patent infringement claims against us or by us increases. While we are not aware that our technologies infringe the proprietary rights of any third party or that technologies of a third party infringe our proprietary rights, we do not regularly conduct freedom to operate searches. Policing violations of our intellectual property rights or unauthorized use of our proprietary technology can be difficult and result in substantial costs. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of our proprietary rights and of others. We cannot ensure that the outcome of such potential litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. We may not be able to manufacture or commercialize our technology as planned and our freedom to operate may be impaired, absent a license, which may not be available on reasonable terms or at all, should we fail to successfully identify or challenge any patents or patents applications that cover our technology or innovations. This risk is more pronounced against the background that it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may in-license patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

We may be required to participate in interference, derivation or opposition proceedings that concern disputes regarding priority of inventions disclosed in our patents. Determining patent infringement by a product, as well as priority of inventions and other patent-related disputes, involves complex legal and factual issues and the outcome is often uncertain. We have not conducted any significant search of patents issued to third parties, and third-party patents containing claims covering our technology or methods that predate our patents may exist. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to electric vehicles), we may identify third party technologies that infringe our patents, or our competitors or other third-parties may assert that our technology and the methods we employ in the use of products incorporating our technology are covered by patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, we may not be aware of certain patent applications that are currently pending, which applications may result in issued patents that our technology or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

Our ability to successfully commercialize our solar technology, and therefore our ability to potentially generate meaningful revenue streams, may be significantly impaired should it or any of its components violate third parties’ intellectual property rights. The scope of patent claims is subject to construction based on interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. Established vehicle manufacturers, technology companies or other market players may invest significant resources and capital to protect their intellectual property and scan the market for potential violations. There is a heightened risk that inquiries or legal proceedings based on the alleged violation of intellectual property rights are initiated by established vehicle manufacturers or technology companies that develop and test technologies similar to ours and that have much more resources and funds than us. Other companies owning patents or other intellectual property rights relating to technologies relevant for us, such as solar modules or electronic power management systems may also allege infringement of such rights. In addition, we may also be exposed to claims from individuals who were or are engaged in the design and development of our technologies or previously developed vehicles. We initiated mass layoffs of former employees in connection with the change in our business model, which increases the risk for retaliatory actions. Former employees who left us or were terminated may seek to assert ownership in or otherwise challenge intellectual property rights that we claim or are crucial for our plans. The publicity interest we receive as a public company draws significant attention to us and likely generally increases the risks of such claims and legal proceedings, no matter whether such claims lack the required merits or not or are of merely fraudulent nature.

In addition, we may be required to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our products. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors, or may be required to obtain licenses for the products or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our distributors may be forced to stop distributing our products or services, and our customers may be forced to stop using our products or services.

The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Because of the substantial amount of discovery required in certain jurisdictions in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. If we are required to obtain a license from any third party in order to use the infringing technology and continue developing, manufacturing or marketing our products, we may not be able to obtain such required license on commercially reasonable terms or at all, including due to competitors being unwilling to provide us a license under any terms. A successful claim of infringement of intellectual property against us could therefore materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources and we have not yet created any reserves for litigation related to intellectual property.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, which may adversely affect our business.

Our trademark registrations and applications are valuable assets and may be challenged, infringed, circumvented or declared generic or determined to infringe a third party’s trademarks. For example, in Europe, we are in ongoing discussions with a producer of telescopic sights who filed oppositions against various trademarks that were filed by us after our rebranding process and recently received a notice of cancellation in response to the opponent’s application for a declaration of invalidity against our registered trademark of our logo that displays a circle with a dot between the words “Sono Motors”. We currently plan to appeal the cancellation. There is a risk that we may not be able to protect our rights to these or other trademark registrations or applications, which may be necessary to build name recognition among potential collaborators or customers in our markets of interest. See “Item 1A. Risk Factors—Risks Related to our Business and Operations—We depend on the adequate protection of our intellectual property, which can be difficult and costly”. Equally, there can be no assurance that we will be successful in registering additional or replacement trademarks if we were to engage in a rebranding. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our trademark registrations or applications. We have not conducted any availability searches for trademarks to assess whether our trademark registrations would not infringe a third party’s trademarks, or whether our trademark applications would be successfully registered. Successful third-party challenges to the use of any of our trademarks may require us to rebrand our business or certain products or services associated therewith.

Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively, and our business may be adversely affected. We may fail to adequately maintain the quality of our products and services associated with our trademarks, and any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection, which could result in the loss of goodwill and brand recognition in relation to our name and products. In addition, we may license our trademarks to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks may be used, a breach of these agreements or misuse of our trademarks by these licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks. Our efforts in enforcing or protecting our trademarks may be ineffective and could result in substantial costs and diversion of resources and adversely affect our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our own intellectual property.

Some of our employees were previously employed at other companies that may have proprietary rights related to our business. Some of these employees may have executed proprietary rights, non-disclosure and noncompetition agreements in connection with such previous employment. Although we try to ensure that such individuals do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of their former employers. We are not aware of any such disclosures or threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims. If we fail to defend any such claims, we may lose valuable intellectual property rights or personnel and may be required to pay monetary damages and be enjoined from conducting our business as contemplated. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage.

For example:

●

others may be able to make products or processes that are identical or similar to any product or process we may develop and commercialize or utilize similar intellectual property or technologies that we now or may in the future own or have in-licensed;

●	we or our future licensors or collaborators might not have been the first to make the inventions covered by the patents or pending patent applications that we own or have in- licensed;

●	we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our or their inventions;

●

others may independently develop similar or alternative intellectual property or technologies or duplicate any of our intellectual property or technologies without infringing our owned or in-licensed intellectual property rights;

●	it is possible that our pending patent applications or those that we may own or in-license in the future will not lead to issuance of patents;

●	patents that we own or have in-licensed may be held invalid or unenforceable, including as a result of legal challenges by our or our licensors’ competitors;

●

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products or processes for sale in our major commercial markets;

●	we may not develop additional trade secrets or proprietary know-how that is patentable;

●

the patents of others may have an adverse effect on our business and/or our technology may infringe existing third party patents, leading to either loss of freedom to operate or the need to pay license fees;

●

we may choose not to file a patent in order to maintain certain trade secrets or proprietary know-how, and a third party may subsequently file a patent covering such trade secrets or proprietary know-how; and

●

a third party may infringe our patents resulting in the need for legal action, including potential litigation, to protect our patents, and there can be no guarantees that we would be successful in such legal actions in all jurisdictions.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and reputation.

We may be subject to various privacy laws, the violation of which could result in substantial fines and other negative consequences.

We collect, store and process data in the course of our business operations, which may subject us to various data protection and privacy laws. The regulatory framework for data protection, privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.

The data and information we collect and manage in conducting our business may subject us to legislative and regulatory burdens and requirements in the EEA and the United States of America that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. We have not yet implemented a comprehensive set of internal- or external-facing written data protection and privacy policies, procedures and rules. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our products and harm to our reputation and brand. For instance, Regulation (EU) 2016/679 of the European Parliament and of the Council of April 27, 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (the General Data Protection Regulation, “GDPR”) imposes strict limitations on the processing of personal data. The GDPR and other data privacy laws regulate when and how personal data may be collected, for which purposes it may be processed, for how long such data may be stored and to whom and how it may be transferred. The GDPR contains strict requirements for obtaining the consent of data subjects (i.e., the persons to whom personal data relates) to the use and processing of their personal data and also requires the implementation of appropriate technical and organizational measures, depending on the nature of the processing activities, and imposes certain documentation obligations relating to data processing activities. The GDPR also imposes various obligations in the context of processing of data, including, among others, far-reaching transparency, data minimization, storage limitations, privacy by design and privacy by default obligations, data security, integrity and confidentiality obligations. In addition, it may require data protection impact assessments where the data processing is likely to result in a high risk to the rights and freedoms of individuals. In case of a violation of the provisions of the GDPR, we could be subject to fines of up to €20,000,000 or up to 4% of our total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. We may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. In addition, local authorities may construe new regulations in a way that is even more restrictive and there is no guarantee that we will be able to comply with such restrictive approaches.

There is a risk that personal data that we process could become public if there were a security breach in respect of such data and, if such security breach were to occur, we could face liability under data protection laws, including the GDPR, and lose the goodwill of our customers, which may have a material adverse effect on our reputation, brand, business and financial condition. Any risk of liability under data protection laws, including the GDPR, is more pronounced against the background of our mass terminations of employees that we implemented in connection with the change in our business model and which could subject us to retaliatory actions by former employees, including willful data leakages or the disclosure of confidential information.

We are exposed to the risk of litigation or other legal proceedings that could cause us to spend substantial resources and disrupt our business.

We are exposed to the risk of product liability claims, regulatory action and litigation if any defect of our solar technology solutions or other innovations is alleged to have caused loss or injury. We face the risk of significant monetary exposure to product liability claims in the event our products do not perform as expected or contain design, manufacturing, or warning defects, and to claims without merit, or in connection with malfunctions, resulting in personal injury or death. Product liability claims could arise, for example, from malfunctions, defects, quality issues, design flaws or structural weaknesses relating to, or abuse of, our solar technology solutions implemented in or offered with vehicles. Our risks in this area are particularly pronounced given the limited field experience of our products and because we are a new entrant into the market. Any product liability claims or corresponding regulatory actions against us could result in increased costs and could adversely affect our reputation and our perception by our customers. We may not be able to secure product liability insurance coverage on commercially acceptable terms, at reasonable costs when needed or at all and insurance coverage might not be sufficient to cover all potential product liability claims.

In light of our decision to terminate the Sion passenger car program in February 2023, as of the end of March 2023, we terminated the vast majority of our employees. Thereafter, in connection with the new corporate structure and business model envisioned in the then-current negotiations surrounding the Yorkville Investment Agreements, we terminated the contracts of 40 employees, including the contracts of the four managing directors of the Subsidiary, in September 2023. In 2025, we further reduced our headcount and there may be further reductions in our workforce depending on the extent to which we are able to scale our business in the future. In the event of any employee terminations, we face the risk of legal proceedings in which the former employees may challenge their termination, claim damages or other payments and benefits in relation to their employment relationship or seek ownership in intellectual property rights and other assets. Should employees be successful in challenging terminations, we may be exposed to substantial financial and other liabilities. We also terminated and settled relationships with several former business partners that became obsolete. Former business partners may assert substantial payment claims or sue us for damages.

Furthermore, we may also face litigation and legal proceedings based on advertisements or other public statements should such statements turn out to be unrealistic, unfeasible or false or should the overall advertised performance or specifications of our products deviate from such advertisements or public statements.

We may or will be, as the case may be, subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and our compliance systems may not be sufficient to adequately prevent or detect legal, financial and operational risks.

Our business may or will be subject to various laws and regulations relating to, among other things, prevention of illegal employment, bribery and corruption, and money laundering, as well as compliance with antitrust, data protection (particularly the GDPR), consumer protection, minimum wage regulations, various criminal as well as export control regulations and trade and economic sanctions and embargoes on certain countries, persons, groups and/or entities, projects and/or activities. We are reliant on the compliance of our employees and the members of our management board, our contractors, consultants, agents, vendors and (other) collaboration partners with applicable laws and compliance policies implemented by us.

However it cannot be excluded that our employees, the members of the management board, our contractors, consultants, agents, vendors and (other) collaboration partners have committed or will commit criminal, unlawful or unethical acts (including corruption) or that our compliance and risk management and its monitoring capabilities may prove insufficient to prevent or detect any breaches of the law. Any such acts or breaches of law could result in whistle-blower complaints, adverse media coverage, (criminal) investigations, significant civil, administrative and criminal penalties and damage claims, disgorgement or other sanctions, (collateral) consequences or remedial measures and legal expenses, and cause considerable damage to our reputation, thereby negatively affecting our business, results of operations, financial condition and future business opportunities.

We may become subject to additional Dutch and German taxes, in particular, due to the statutory seat of the Company in the Netherlands.

There is a risk that the German tax authorities classify the Company as Dutch tax resident. If the German tax authorities conclude that the Company is not, has ceased to be or ceases to be (also as a consequence of the change of facts or the law) a German tax resident, it could, inter alia, become subject to German exit taxation. This could have serious German tax consequences, including German exit taxes or the increase of German withholding taxes on dividends received by the Company. Such German exit taxes could lead to the taxation of the built-in gains in the assets (e.g., intellectual property or goodwill) of the Company.

If we do pay dividends, we may need to withhold tax on such dividends payable to holders of our Ordinary Shares in both Germany and the Netherlands.

We currently do not intend to pay any dividends to holders of our Ordinary Shares. However, if we do pay dividends, we may need to withhold tax on such dividends in both Germany and the Netherlands.

As an entity incorporated under Dutch law, any dividends distributed by us are subject to Dutch dividend withholding tax based on Dutch domestic law. However, on the basis of the 2012 Convention between the Federal Republic of Germany and the Kingdom of the Netherlands for the avoidance of double taxation with respect to taxes on income, or the “double tax treaty between Germany and the Netherlands,” the Netherlands will be restricted in imposing these taxes if we continue to be a tax resident of Germany and our place of effective management is located in Germany. This withholding tax restriction does, however, not apply, and Dutch dividend withholding tax is still required to be withheld from dividends, if and when paid to Dutch resident holders of our Ordinary Shares and non-Dutch resident holders of our Ordinary Shares that have a permanent establishment in the Netherlands to which their shareholding is attributable. As a result, upon a payment (or deemed payment) of dividends, we will be required to identify our shareholders in order to assess whether there are Dutch residents (or non-Dutch residents with a permanent establishment in the Netherlands to which the Ordinary Shares are attributable) in respect of which Dutch dividend tax has to be withheld. Such identification may not always be possible in practice. If the identity of our shareholders cannot be determined, withholding of both German and Dutch dividend tax may occur upon a payment of dividends.

Furthermore, the withholding tax restriction referred to above is based on the current choices and reservation made by Germany under the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (“MLI”). If Germany changes its MLI choices and reservation, we may not be entitled to any benefits of the double tax treaty between Germany and the Netherlands, including the withholding tax restriction, as long as Germany and the Netherlands do not reach an agreement on our tax residency for purposes of the double tax treaty between Germany and the Netherlands, and, as a result, any dividends distributed by us during the period no such agreement has been reached between Germany and the Netherlands may be subject to withholding tax both in Germany and the Netherlands.

We may become taxable in a jurisdiction other than Germany and this may increase the aggregate tax burden on us.

Since our incorporation we have had, on a continuous basis, our place of “effective management” in Germany (albeit that such management connection with Germany has been diluted). The German tax authorities may still deem the remaining management connection or other local presence sufficiently strong to assert taxing rights under German domestic law. As an entity incorporated under Dutch law, however, we also qualify as a tax resident of the Netherlands on the basis of Dutch domestic law. Yet, based on our current management structure and the current tax laws of the United States, Germany and the Netherlands, as well as applicable income tax treaties, and current interpretations thereof, if the German tax authorities would seek to assert taxing rights due to effective management from Germany, we should qualify solely as a tax resident of Germany for the purposes of the double tax treaty between Germany and the Netherlands due to the “effective management” tie-breaker included in Article 4(3) of the double tax treaty between Germany and the Netherlands and the current MLI choices and reservation, seeing that management ties with the Netherlands are entirely absent. Our sole tax residency in Germany for purposes of the above-mentioned tax treaty is subject to the application of the provisions on tax residency as stipulated in such treaty as amended from time to time. The MLI, Germany and the Netherlands entered into, among other countries, should not, as of this date, affect such tax treaty’s rules regarding tax residency.

The test of “effective management” is largely a question of fact and degree based on all the circumstances, rather than a question of law. Nevertheless, the relevant case law and OECD guidance suggest that our Company is unlikely to be regarded as a Dutch tax resident in a tax treaty context if, as our Company intends, (i) no management board meetings will be held in the Netherlands and management board members attending through video conferencing will not be present in the Netherlands for those meetings; (ii) at those meetings there are full discussions of, and decisions are made regarding, the key strategic issues affecting our Company and its subsidiaries; (iii) those meetings are properly minuted; (iv) none of our management board members, together with supporting staff, are based in the Netherlands; and (v) our Company does not have permanent staffed office premises in the Netherlands. We may, however, become subject to income tax liability in other countries with regard to the income generated in the respective other country, for example, due to the existence of a permanent establishment or a permanent representative in such other country.

The applicable tax laws, tax treaties or interpretations thereof may change, including the MLI choices and reservation. Furthermore, whether we have our place of effective management in Germany and are as such solely tax resident in Germany is largely a question of fact and degree based on all the circumstances, rather than a question of law, which facts and degree may also change. Changes to applicable tax laws or interpretations thereof, changes to applicable facts and circumstances (for example, a change of directors or the place where board meetings take place), or changes to applicable tax treaties, including a change to the application of the MLI, may result in a taxable presence in (an)other jurisdiction(s). See “Item 1A. Risk Factors—Regulatory, Legal and Tax Risks—If we do pay dividends, we may need to withhold tax on such dividends payable to holders of our Ordinary Shares in both Germany and the Netherlands.” As a consequence, our overall effective income tax rate and income tax expense could materially increase, which could have a material adverse effect on our business, results of operations, financial condition and prospects, which could cause our share price and trading volume to decline.

We may be or become a passive foreign investment company (“PFIC”), which could result in adverse United States federal income tax consequences to United States investors.

Based on the composition of our income and valuation of our assets, including goodwill, we believe that we were not a PFIC in our taxable year ended December 31, 2024. The determination of whether or not we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. Specifically, we will be classified as a PFIC for United States federal income tax purposes if either: (1) 75% or more of our gross income in a taxable year is passive income, or (2) the average percentage of our assets by value in a taxable year which produce or are held for the production of passive income (which includes cash) is at least 50%.

Our PFIC status is a factual determination that is made annually and thus may be subject to change. It is therefore possible that we could become a PFIC in our taxable year ending December 31, 2025, or in a future taxable year.

If we are or were to become a PFIC, such characterization could result in adverse United States federal income tax consequences and burdensome reporting requirements to a holder of Ordinary Shares if such holder is a United States investor.

Risks Related to our Securities

Sales of substantial amounts of our Ordinary Shares in the public market, or the perception that these sales may occur, could cause the market price of our Ordinary Shares to decline.

Sales of substantial amounts of our Ordinary Shares in the public market, or the perception that these sales may occur, could cause the market price of our Ordinary Shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At the January 2024 EGM, shareholders approved a reverse share split of the Ordinary Shares and the High Voting Shares. On December 23, 2024, the Company amended its articles of association to implement the Reverse Share Split at a ratio of 1-for-75 (the “Reverse Split Ratio”), resulting in every 75 Ordinary Shares issued and outstanding immediately prior to the Reverse Share Split being converted into one Ordinary Shares and every 75 High Voting Shares issued and outstanding immediately prior to the Reverse Share Split being converted into one High Voting Share. In connection therewith, our authorized share capital was reduced from 320,000,000 Ordinary Shares, with a nominal value of €0.06 each, to 4,300,000 Ordinary Shares, with a nominal value of €0.02 each, and from 4,000,000 High Voting Shares, with a nominal value of €1.50 each, to 53,400 High Voting Shares, with a nominal value of €0.50 each. The Company still intends to lower the nominal value of each Ordinary Shares into €0.01 and each High Voting Share into €0.25, without any distribution or payment to shareholders, in order to implement and perfect the resolutions adopted at the January 2024 EGM. Following clearance from FINRA, the Reverse Share Split took market effect on January 6, 2025. In addition, shareholders at the January 2024 EGM approved a proposal to increase (in one or a series of amendments) our authorized share capital in order to cover conversions under the convertible debentures held by Yorkville. At the Company’s extraordinary meeting of shareholders on November 7, 2024 (the “November 2024 EGM”), the shareholders approved a proposal to increase (in one or a series of amendments) our authorized share capital in order to cover the increase of our authorized share capital under an authority of the management board to issue Ordinary Shares or grant rights to subscribe for Ordinary Shares. Further, pursuant to the proposed Debt Conversion, Yorkville will receive Preferred Shares that are convertible into Ordinary Shares. The conversion of such Preferred Shares as well as the issuance of any additional Ordinary Shares will cause substantial dilution to our then existing shareholders. We cannot predict the size of future issuances of our Ordinary Shares, or the effect, if any, that future issuances and sales of shares would have on the market price of our Ordinary Shares.

Following the delisting of our Ordinary Shares from the Nasdaq Global Market in February 2024, we may not be able to meet the initial listing requirements for admission of our Ordinary Shares to trading on Nasdaq or another stock exchange in the future and therefore may not be able to have our Ordinary Shares admitted to trading on a stock exchange in the future.

Our Ordinary Shares were delisted from the Nasdaq Global Market effective February 25, 2024, which has had, and may continue to have, a material adverse effect on our business and the trading and price of our Ordinary Shares. As at the date of this Annual Report, the Company’s Ordinary Shares are quoted on the OTCQB on an “unsolicited only” basis.

The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in the over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. Securities included on the OTCQB are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our securities. Quotes for securities included on the OTCQB are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

Trading on the OTCQB as opposed to a national securities exchange had resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our Ordinary Shares and our company:

●	liquidity of our Ordinary Shares;

●	the market price of our Ordinary Shares;

●	more difficult and more expensive financings in the future;

●	our ability to obtain financing to support our operations and the implementation of our business plan;

●	decreased ability to issue additional securities or obtain additional financing in the future;

●	loss of exemption under U.S. state securities registration requirements, which may require us to comply with applicable U.S. state securities laws;

●	the number of institutional and other investors that will consider investing in our Ordinary Shares;

●	the number of market markers in our Ordinary Shares;

●	the availability of information concerning the trading prices and volume of our Ordinary Shares; and

●	the number of broker-dealers willing to execute trades in our Ordinary Shares.

 In addition, the market price of our Ordinary Shares could be subject to wide fluctuations in response to:

●	actual or anticipated fluctuations in our results of operations;

●	the sale by us of our Ordinary Shares or other securities, or the anticipation of sales of such securities;

●	the trading volume of our Ordinary Shares, particularly if such volume is light;

●	the introduction of new products or services, or product or service enhancements, by us or our competitors;

●	announcements of significant acquisitions or other agreements by us or our competitors;

●	sales or anticipated sales of our Ordinary Shares by our officers or supervisory board members;

●	conditions and trends in our industry;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in the estimation of the future size and growth of our markets; and

●	general economic conditions.

The stock market in general, and the OTCQB in particular, have experienced extreme price and volume fluctuations that in some cases may be unrelated or disproportionate to the operating performance of companies. These broad market and industry factors may materially harm the market price of our Ordinary Shares, regardless of our operating performance. In addition, this volatility could adversely affect an investor’s ability to sell our Ordinary Shares and/or the available price for such Ordinary Shares at any given time.

We are currently applying to have our Ordinary Shares admitted for trading on the Nasdaq Capital Market. At the January 2024 EGM, shareholders approved a proposal to effect the Reverse Share Split, at an exchange ratio to be determined by our management board, of the Ordinary Shares and the High Voting Shares and, as part of the Reverse Share Split, to reduce the nominal value per Ordinary Share and High Voting Share. The Reverse Share Split and the reduction of nominal value of Ordinary Shares and High Voting Shares were effected by means of an amendment of our articles of association on December 23, 2024 and, following approval by FINRA, took market effect on January 6, 2025. The Reverse Share Split was intended to increase the price of the Company’s Ordinary Shares and to help enable an application for admission of our Ordinary Shares to trading on a stock exchange in the future; however, such efforts may not ultimately be sufficient. As a result, we cannot assure you that we will list our Ordinary Shares successfully on the Nasdaq Capital Market or another national securities exchange, or that, once listed, our Ordinary Shares will remain listed thereon. An active trading market for the Company’s Ordinary Shares may never develop or, if developed, it may not be sustained. You may be unable to sell your Ordinary Shares unless an active market for such Ordinary Shares can be established and sustained.

The market price of our Ordinary Shares could fluctuate significantly, which could result in substantial losses for purchasers of our Ordinary Shares.

The stock market in general and the market for smaller technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price of our Ordinary Shares is affected by the supply and demand for our Ordinary Shares, which may be influenced by numerous factors, many of which are beyond our control, including:

●	fluctuation in actual or projected results of operations;

●	changes in projected earnings or failure to meet securities analysts’ earnings expectations;

●	the absence of analyst coverage;

●	negative analyst recommendations;

●	changes in trading volumes in our Ordinary Shares (including by the sale of shares granted to our employees under employee participation programs);

●	large-volume or targeted transactions by short-sellers;

●	changes in our shareholder and/or share structure;

●	the effect of the Reverse Share Split;

●	future conversions by Yorkville of its convertible debentures or, if we are able to successfully close the Debt Conversion, its Preferred Shares to be issued in connection therewith;

●	changes in macroeconomic conditions;

●	the activities of competitors and sellers;

●	changes in the market valuations of comparable companies;

●	our ability to successfully develop and refine our solar technology and business and reach market readiness;

●	the recruitment or departure of key management or other key employees;

●	significant lawsuits, including patent, shareholder or customer litigation;

●	the fact that our Ordinary Shares are not currently listed on a national securities exchange;

●	changes in investor and analyst perception with respect to our business or the solar technology and automotive industries in general; and

●	changes in the statutory framework applicable to our business.

As a result, our share price may be subject to substantial fluctuation.

In addition, general market conditions and fluctuation of share prices and trading volumes could lead to pressure on the market price of our Ordinary Shares, even if there may not be a reason for this based on our business performance or earnings outlook. Prices for companies with a limited operating history, particularly in industries with barriers such as the solar technology and mobility industries, may be more volatile compared to share prices for established companies or companies from other industries. The price of our Ordinary Shares has been volatile since our IPO.

If the market price of our Ordinary Shares declines as a result of the realization of any of these risks, investors could lose part or all of their investment in our Ordinary Shares.

Additionally, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the shares. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Our multiple-class share structure with different voting rights will limit your ability as a holder of Ordinary Shares to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Ordinary Shares may view as beneficial.

We currently have a dual-class share structure, as our share capital consists of Ordinary Shares and High Voting Shares. If the Preferred Shares are created and issued as described in more detail below, we will have a multiple-class share structure with a share capital consisting of Ordinary Shares, High Voting Shares and Preferred Shares. In respect of matters requiring the votes of shareholders, holders of Ordinary Shares are entitled to one vote per share, while holders of High Voting Shares are entitled to 25 votes per share. Each High Voting Share is convertible into one Ordinary Share at any time by the holder thereof, while Ordinary Shares are not convertible into High Voting Shares under any circumstances. If the Articles Amendment (as defined below) is implemented to establish the Preferred Shares, a holder of Preferred Shares will be entitled to 30,000 votes per Preferred Share; provided, however, that if a holder holds shares with an aggregate nominal value exceeding €20,000, such holder can only vote a number of shares equal to 9.99% of the votes attached to all issued and outstanding shares of the Company. This limitation may be lifted by a resolution of the Company’s supervisory board. Further, each Preferred Share will be convertible into 30,000 Ordinary Shares at the Effective Conversion Price (as defined below). Ordinary Shares will not be convertible into Preferred Shares under any circumstances.

As of the date of this Annual Report, all of the issued and outstanding High Voting Shares are held by SVSE. The sole member of SVSE is George O’Leary, the Company’s Chief Executive Officer and sole Managing Director. The current concentration of ownership, if so maintained, may discourage, delay or prevent a change in control of our Company, which could deprive our other shareholders of an opportunity to receive a premium for their Ordinary Shares as part of a sale of our Company and might ultimately affect the market price of our Ordinary Shares. Such concentrated control will limit your ability to influence corporate matters that holders of Ordinary Shares may view as beneficial. In addition, certain index providers, such as S&P Dow Jones or FTSE Russell, view multi-class shares critically and have amended their rules so that companies with multi-class shares will no longer be added to their indexes.

In connection with the Debt Conversion, shareholders at the November 2024 EGM approved the creation of a new class of Preferred Shares in the capital of the Company. If the Company is able to successfully close the Debt Conversion, the Company will create the Preferred Shares by adopting an amendment to its articles of association (the “Articles Amendment”). A Preferred Share will be pro rata its nominal value entitled to dividend rights and will have a preferred entitlement upon liquidation of the Company.

Under the terms of the Exchange Agreement, as amended, the Company agreed to issue 1,242 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the 2024 Debentures, the New Commitment Debenture (if issued) and the Advance Debentures. In connection with the conversion of each Preferred Share, the effective conversion price (the “Effective Conversion Price”) per share will be equal to 85% of the lowest daily volume weighted average price of the Ordinary Shares during the 10 trading days immediately preceding the date of the notice of conversion, subject to a floor price equal to (i) $4.00 from the closing date until the end of the day that is six months from the date the Ordinary Shares are listed on the Nasdaq Capital Market, and (ii) $1.00 thereafter. Upon the conversion of each Preferred Share, Yorkville will be required to surrender the Preferred Share being converted, and Yorkville will automatically sell and transfer to the Company for no consideration (the “Repurchase”) additional Preferred Shares such that the total number of Preferred Shares surrendered and subject to the Repurchase will be equal to (a) the total number of Ordinary Shares issuable upon such conversion, multiplied by (b) the Effective Conversion Price, divided by (c) 30,000. Under Dutch corporate law, the Company may not acquire more than half of its nominal share capital. If, as a result of a Repurchase and/or the conversion of High Voting Shares into Ordinary Shares, the Company holds more than half of its nominal share capital, the Company must first take appropriate measures to lower its pro rata percentage of treasury shares. Under the terms of the Exchange Agreement, Yorkville may not convert Preferred Shares if, after giving effect to such conversion, Yorkville and any of its affiliates would beneficially own more than 4.99% of the number or voting power of the Ordinary Shares outstanding immediately after giving effect to such conversion. Such ownership limitations may be waived by Yorkville upon not less than 65 days prior notice to the Company. The issuance of Ordinary Shares in connection with conversions of Preferred Shares by Yorkville could cause existing shareholders to experience substantial dilution of their interest in us. See also “Item 1A. Risk Factors—Risks Related to Our Securities—Future offerings of debt or equity securities by us could adversely affect the market price of our Ordinary Shares, and future issuances of equity securities could lead to a substantial dilution of our shareholders”.

The closing of the transactions contemplated by the Exchange Agreement and the Securities Purchase Agreement are subject to certain conditions precedent, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market. There can be no assurances as to when or if the transactions contemplated by these agreements, including the issuance of the Preferred Shares in exchange for the outstanding convertible debentures, will be implemented.

If the Debt Conversion closes and the Preferred Shares are issued, Yorkville will acquire a large ownership stake in the Company. Furthermore, if we are able to successfully close the Securities Purchase Agreement and Yorkville and SVSE enter into the Call Option Agreement (as defined herein), as currently intended, the Call Option (as defined herein) granted by SVSE to Yorkville would enable Yorkville to acquire an even larger ownership stake in the Company. Under the Call Option Agreement, if executed, Yorkville would have the ability, at its discretion, to purchase all of the Ordinary Shares and High Voting Shares held by SVSE in one or more transactions prior to the Expiration Time (as defined herein), provided that Yorkville may not exercise the Call Option if, after giving effect to such exercise, Yorkville and any of its affiliates would beneficially own more than 4.99% of (i) the number of High Voting Shares outstanding, (ii) the number of Ordinary Shares outstanding, or (iii) the voting power of the total capital of the Company (including due to the voting rights of the High Voting Shares). Such ownership limitations may be waived by Yorkville upon not less than 65 days’ prior notice to the Company. Any increase in Yorkville’s ownership stake in the Company, whether through the issuance of the Preferred Shares and/or any exercise(s) of the Call Option, would further reduce the ability of holders of our Ordinary Shares to influence corporate matters.

Future offerings of debt or equity securities by us could adversely affect the market price of our Ordinary Shares, and future issuances of equity securities could lead to a substantial dilution of our shareholders.

We will require significant additional capital in the future to finance our business operations and growth. For example, we will require additional funding to expand our commercial operations, and we may seek to offer new equity and/or debt in the future for such funding. The Company may seek to raise such capital through the issuance of additional equity or debt securities with conversion rights (e.g., convertible bonds and option rights) or preferred equity (e.g., preference finance shares). An issuance of additional equity or debt securities with conversion rights, including the issuance of the Preferred Shares to Yorkville in connection with the Debt Conversion, if implemented, could potentially reduce the market price of our Ordinary Shares, and the Company currently cannot predict the amounts and terms of such future offerings. We expect such funding to be in the form of, or at least include, additional equity fundraising, which will dilute existing shareholders.

If such offerings of equity or debt securities with conversion rights are made without granting preemptive rights to our existing shareholders, these offerings would dilute the economic and voting rights of our existing shareholders. Preemptive rights may be restricted or excluded by a resolution of the general meeting or by another corporate body designated by the general meeting. Our supervisory board has been authorized for a period of 18 months following the date of the Company’s annual general meeting which took place on July 31, 2024 (the “2024 AGM”) or until the next annual general meeting of shareholders (whichever comes first) to issue 105,711,643 shares or grant rights to subscribe for 105,711,643 Ordinary Shares and to limit or exclude preemptive rights in connection therewith. In addition, shareholders at the January 2024 EGM approved proposals to (i) grant rights to subscribe for Ordinary Shares (the “Debenture Shares”) to the holder(s) of the 2022 Convertible Debentures (as defined herein) or the new convertible debentures issued to Yorkville in connection with the Yorkville Restructuring Investment, including the recent $5 million funding commitment, (ii) effect the potential issuance of more than 20% of the Company’s outstanding shares upon the conversion of one or more of such debentures, and (iii) exclude any pre-emption rights in relation to such debentures and the granting of rights to subscribe for the Debenture Shares. In addition, shareholders at the November 2024 EGM approved, among others, proposals to (i) issue Preferred Shares or grant rights to subscribe for Preferred Shares in connection with the convertible debentures held by Yorkville and (ii) exclude any pre-emption rights in relation thereto. All of the foregoing could cause existing shareholders to experience substantial dilution of their interest in us.

In addition, dilution may also arise from (i) the acquisition or investments in companies in exchange, fully or in part, for newly issued Ordinary Shares or High Voting Shares, (ii) conversions by Yorkville of (a) the 2022 Convertible Debentures and (b) the 2024 Debentures, (c) the New Commitment Debenture, if issued, (d) the Advance Debentures and (e) the Preferred Shares, if issued, (iii) stock options or conversion rights granted to our business partners or our customers as well as from the exercise of stock options or conversion rights granted to our employees in the context of existing or future stock option programs or (iv) the issuance of Ordinary Shares to employees in the context of existing or future employee participation programs.

Any future issuance of Ordinary Shares or High Voting Shares or Preferred Shares could reduce the market price of our Ordinary Shares and dilute the holdings of existing shareholders.

Future sales by major shareholders could materially adversely affect the market price of our Ordinary Shares.

For various reasons, shareholders may sell all or some of our Ordinary Shares, including in order to diversify their investments. Sales of a substantial number of our Ordinary Shares in the public market, or the perception that such sales might occur, could depress the market price of our Ordinary Shares and could impair our ability to raise capital through the sale of additional equity securities.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our Ordinary Shares and trading volume could decline.

The trading market for our Ordinary Shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analyst coverage results in downgrades of our Ordinary Shares or publishes inaccurate or unfavorable research about our business, our share price will likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our Ordinary Shares could decrease, which, in turn, could cause the market price or trading volume for our Ordinary Shares to decline significantly.

Shareholders may not be able to exercise preemptive rights and, as a result, may experience substantial dilution upon future issuances of Ordinary Shares.

In the event of an issuance of Ordinary Shares, subject to certain exceptions, each shareholder will have a pro rata preemptive right in proportion to the aggregate nominal value of the Ordinary Shares held by such holder. These preemptive rights may be restricted or excluded by a resolution of the general meeting or by another corporate body designated by the general meeting. Our supervisory board has been authorized, for a period of 18 months from the 2024 AGM or until the next annual general meeting (whichever comes first) to issue 105,711,643 Ordinary Shares or grant rights to subscribe for 105,711,643 Ordinary Shares and to limit or exclude preemptive rights in connection therewith. In addition, shareholders at the January 2024 EGM approved proposals to (i) grant rights to subscribe for Debenture Shares to the holder(s) of the 2022 Convertible Debentures or the new convertible debentures issued to Yorkville in connection with the Yorkville Restructuring Investment, (ii) effect the potential issuance of more than 20% of the Company’s outstanding shares upon the conversion of one or more of such debentures, and (iii) exclude any pre-emption rights in relation to such debentures and the granting of rights to subscribe for the Debenture Shares. In addition, shareholders at the November 2024 EGM approved, among others, proposals to (i) issue Preferred Shares or grant rights to subscribe for Preferred Shares in connection with the debentures held by Yorkville and (ii) exclude any pre-emption rights in relation thereto. All of the foregoing could cause existing shareholders to experience substantial dilution of their interest in us.

Furthermore, shareholders at the November 2024 EGM approved the creation of a new class of Preferred Shares in the capital of the Company. Each Preferred Share, when issued, will be convertible into 30,000 Ordinary Shares at the Effective Conversion Price. Under the terms of the Exchange Agreement, the Company agreed to issue 1,242 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the 2024 Convertible Debentures, the New Commitment Debenture (if issued) and the Advance Debentures. If we are able to successfully satisfy the conditions precedent to the Debt Conversion and the Preferred Shares are issued to Yorkville as contemplated by the Exchange Agreement, future conversions of the Preferred Shares to Ordinary Shares could result in substantial dilution to existing shareholders. For more information about the Preferred Shares and the terms of, and limitations on, their conversion, see “Item 1A. Risk Factors—Risks Related to Our Securities—Our multiple-class share structure with different voting rights will limit your ability as a holder of Ordinary Shares to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Ordinary Shares may view as beneficial”. For additional risks related to dilution, see “Item 1A. Risk Factors—Risks Related to Our Securities—Future offerings of debt or equity securities by us could adversely affect the market price of our Ordinary Shares, and future issuances of equity securities could lead to a substantial dilution of our shareholders”.

We do not expect to pay any dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the operations of the Companies, the further development of our solar technology and the scaling of its commercial production, as well as the growth of our business. Accordingly, we currently do not intend to pay any dividends to holders of our Ordinary Shares. As a result, capital appreciation in the price of our Ordinary Shares, if any, will be your only source of gain on an investment in our Ordinary Shares.

Risks Related to Our Company’s Status

We have and will continue to incur increased costs as a result of operating as a public company, and our management has and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including, but not limited to, costs and expenses for supervisory board members’ fees, increased directors and officers insurance, investor relations and various other costs of a public company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, during 2024, we determined that the Company no longer qualifies as a foreign private issuer, as defined under the Exchange Act. As a result, effective as of January 1, 2025, the Company is no longer eligible to use the rules designed for foreign private issuers and is instead considered a U.S. domestic issuer. As such, the Company is required to comply with, among other things, U.S. proxy requirements and Regulation FD and its officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements under Section 16 of the Exchange Act. The Company is also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC. Further, we are now required to file periodic reports and financial statements prepared in accordance with U.S. GAAP with the SEC on Form 10-K and Form 10-Q, as applicable, as well as current reports on Form 8-K, which are more detailed and extensive than the forms available to a foreign private issuer. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. In addition, we expect to incur additional incremental ongoing costs in connection with becoming a U.S. domestic issuer. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, from our current estimates for a number of reasons, and there may be additional costs we may incur that we have not currently anticipated.

We are required to comply with Sections 302 and 906 of the Sarbanes-Oxley Act. In addition, pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting annually. While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm pursuant to Section 404(b).

To achieve compliance with Section 404(a) of the Sarbanes-Oxley Act, we are engaged in documenting and evaluating our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, have engaged outside consultants and are adopting a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue to implement steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404(a) of the Sarbanes-Oxley Act. Such conclusion could adversely impact the market price of our Ordinary Shares due to a loss of investor confidence in the reliability of our reporting processes.

Once we are required to include an attestation report on internal control over financial reporting by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes Oxley Act, there is a risk that such independent assessment of the effectiveness of our internal controls over financial reporting could identify material weaknesses that our management’s assessment pursuant to Section 404(a) does not identify.

The consequences of being a public company could have a material adverse effect on our business, financial condition, results of operations and prospects.

Investors may have difficulty enforcing civil liabilities against us or the members of our management and supervisory board or our other officers (functionarissen).

We are organized and exist under the laws of the Netherlands. As such, under Dutch private international law, the rights and obligations of our shareholders vis-à-vis the Company originating from Dutch corporate law and our articles of association, as well as the civil liability of our officers (functionarissen) (including our management board members, supervisory board members and executive officers) are governed in certain respects by the laws of the Netherlands.

We are not a resident of the United States and our officers of Sono Motors GmbH are not residents of the United States. As a result, depending on the subject matter of the action brought against us and/or our officers, United States courts may not have jurisdiction. If a Dutch court has jurisdiction with respect to such action, that court will apply Dutch procedural law and Dutch private international law to determine the law applicable to that action. Depending on the subject matter of the relevant action, a competent Dutch court may apply another law than the laws of the United States.

Also, service of process against non-residents of the United States can in principle (absent, for example, a valid choice of domicile) not be effected in the United States. Furthermore, substantially all of our assets are located outside the United States.

As of the date of this Annual Report, (i) there is no treaty in force between the United States and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters and (ii) both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands, but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States will not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the foreign judgment is not or no longer formally enforceable. Moreover, if the United States judgment is not final (for instance when appeal is possible or pending) a competent Dutch court may postpone recognition until the United States judgment will have become final, refuse recognition under the understanding that recognition can be asked again once the United States judgment will have become final or impose as a condition for recognition that security is posted.

A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Thus, United States investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers.

The United States and Germany currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Consequently, a final judgment for payment or declaratory judgments given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in Germany. German courts may deny the recognition and enforcement of a judgment rendered by a U.S. court if they consider the U.S. court not to be competent or the decision to be in violation of German public policy principles. For example, judgments awarding punitive damages are generally not enforceable in Germany. A German court may reduce the amount of damages granted by a U.S. court and recognize damages only to the extent that they are necessary to compensate for actual losses or damages.

In addition, actions brought in a German court against us, our management board members, our supervisory board members, our senior management and the experts named herein to enforce liabilities based on U.S. federal securities laws may be subject to certain restrictions. In particular, German courts generally do not award punitive damages. Litigation in Germany is also subject to rules of procedure that differ from the U.S. rules, including with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. German procedural law does not provide for pre-trial discovery of documents, nor does Germany support pre-trial discovery of documents under the 1970 Hague Evidence Convention. Proceedings in Germany would have to be conducted in the German language and all documents submitted to the court would, in principle, have to be translated into German. For these reasons, it may be difficult for a U.S. investor to bring an original action in a German court predicated upon the civil liability provisions of the U.S. federal securities laws against us, our management board members, our supervisory board members, our senior management and the experts named in this Annual Report.

Based on the foregoing, there can be no assurance that U.S. investors will be able to enforce against us or management board members, supervisory board members, executive officers, our other officers (functionarissen) or certain experts named herein who are residents of or possessing assets in the Netherlands, Germany and or other countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

We are a Dutch public company. The rights of our shareholders may be different from the rights of shareholders in companies governed by the laws of U.S. jurisdictions and may not protect investors in a similar fashion afforded by incorporation in a U.S. jurisdiction.

We are a public company (naamloze vennootschap) organized under the laws of the Netherlands. Our corporate affairs are governed by our articles of association, the rules of our management board and those of our supervisory board and by the laws governing companies incorporated in the Netherlands. However, there can be no assurance that Dutch law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors.

The rights of shareholders and the responsibilities of management board members and supervisory board members may be different from the rights and obligations of shareholders and directors in companies governed by the laws of U.S. jurisdictions. In the performance of their duties, our management board members and supervisory board members are required by Dutch law to consider the interests of our Company, its shareholders, its employees and other stakeholders, in all cases with due observance of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.

Our articles of association contain exclusive forum provisions for certain claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or the members of our management or supervisory board.

Our articles of association provide that unless we consent in writing to the selection of another forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act (the “Federal Forum Provision”). Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our articles of association confirm that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

We may argue that any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will have, or will be deemed to have, notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. Additionally, our shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or the members of our management or supervisory board, or employees and agents, which may discourage lawsuits against us and the members of our management or supervisory board or employees and agents.

Alternatively, if a court were to find the choice of forum provision contained in our articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which may have an adverse effect on our business, financial condition and results of operations.

Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent, delay or frustrate any attempt to replace or remove our management board members or supervisory board members.

Under Dutch law, various protective measures are possible and permissible within the boundaries set by Dutch law and Dutch case law. In this respect, certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our management board and supervisory board. These include:

●	a multi-class share structure which consists of Ordinary Shares and High Voting Shares and, upon execution of the Articles Amendment, Preferred Shares, with Ordinary Shares carrying one vote per share, High Voting Shares carrying 25 votes per share and Preferred Shares carrying 30,000 votes per share;

●	the High Voting Shares and the Preferred Shares, once issued, are not listed;

●

a provision that our management board members and the supervisory board members are appointed on the basis of a binding nomination prepared by our supervisory board which can only be overruled by a two-thirds majority of votes cast representing more than half of our issued share capital;

●

a provision that our management board members and the supervisory board members may only be dismissed by the general meeting by a two-thirds majority of votes cast representing more than half of our issued share capital (unless the dismissal is proposed by the supervisory board in which case a simple majority of the votes cast would be sufficient);

●

a provision allowing, among other matters, the former chairperson of our supervisory board to manage our affairs if all of our supervisory board members are removed from office and to appoint others to be charged with the supervision of our affairs, until new supervisory board members are appointed by the general meeting on the basis of the binding nominations discussed above; and

●

a requirement that certain matters, including an amendment of our articles of association, may only be brought to our general meeting for a vote upon a proposal by our management board with the approval of our supervisory board.

In addition, Dutch law allows for staggered multi-year terms of our management board members and supervisory board members, as a result of which only part of our management board members and supervisory board members may be subject to appointment or re-appointment in any one year.

Our management board, with the approval of our supervisory board, can - in accordance with Dutch law - invoke a cooling-off period of up to 250 days when shareholders, using their right to have items added to the agenda for a general meeting or their right to request a general meeting, propose an agenda item for our general meeting to dismiss, suspend or appoint one or more management board members or supervisory board members (or to amend any provision in our articles of association dealing with those matters) or when a public offer for our Company is made or announced without our support, provided, in each case, that our management board believes that such proposal or offer materially conflicts with the interests of our Company and its business. During a cooling-off period, our general meeting cannot dismiss, suspend or appoint management board members and supervisory board members (or amend the provisions in our articles of association dealing with those matters) except at the proposal of our management board. During a cooling-off period, our management board must gather all relevant information necessary for a careful decision-making process and at least consult with shareholders representing 3% or more of our issued share capital at the time the cooling-off period was invoked, as well as with our Dutch works council (if we or, under certain circumstances, any of our subsidiaries would have one). Formal statements expressed by these stakeholders during such consultations must be published on our website to the extent these stakeholders have approved that publication. Ultimately one week following the last day of the cooling-off period, our management board must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next general meeting. Shareholders representing at least 3% of our issued share capital may submit a request to the Enterprise Chamber of the Amsterdam Court of Appeal (the “Enterprise Chamber”) (Ondernemingskamer), for early termination of the cooling-off period. The Enterprise Chamber must rule in favor of the request if the shareholders can demonstrate that:

●

our management board, in light of the circumstances at hand when the cooling-off period was invoked, could not reasonably have concluded that the relevant proposal or hostile offer constituted a material conflict with the interests of our Company and its business;

●	our management board cannot reasonably believe that a continuation of the cooling-off period would contribute to careful policy-making; or

●

other defensive measures, having the same purpose, nature and scope as the cooling-off period, have been activated during the cooling-off period and have not since been terminated or suspended within a reasonable period at the relevant shareholders’ request (i.e., no ‘stacking’ of defensive measures).

We do not comply with all the best practice provisions of the Dutch Corporate Governance Code.

We are subject to the Dutch Corporate Governance Code (“DCGC”). The DCGC contains both principles and best practice provisions on corporate governance that regulate relations between the management board, the supervisory board and the general meeting and matters in respect of financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC is based on a “comply or explain” principle. Accordingly, companies are required to disclose in their annual reports, filed in the Netherlands, whether they comply with the provisions of the DCGC. If they do not comply with those provisions (for example, because of a conflicting securities exchange requirement), the company is required to give the reasons for such noncompliance. The DCGC applies to Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere. We do not comply with all the best practice provisions of the DCGC and we are not reporting or accounting the best practice provisions that we do comply with. This may affect your rights as a shareholder and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Ordinary Shares less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and reduced executive compensation disclosure. As a result, our shareholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue exceeds $1.235 billion, if we issue more than $1.00 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the end of any second quarter before that time.

We are also a “smaller reporting company,” as defined in the Exchange Act. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Ordinary Shares less attractive because we may rely on these exemptions and reduced disclosure requirements. If some investors find our Ordinary Shares less attractive, as a result, there may be a less active trading market for our Ordinary Shares and the price of our Ordinary Shares may be more volatile.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to utilize our net operating loss carryforwards is currently limited, and may be limited further, under Section 8c of the German Corporation Income Tax Act (Körperschaftsteuergesetz) (the “KStG”) and Section 10a of the German Trade Tax Act (Gewerbesteuergesetz) (the “GewStG”). These limitations apply if a qualified ownership change, as defined by Section 8c of the KStG, occurs and no exemption is applicable.

Generally, a qualified ownership change occurs if more than 50% of the share capital or the voting rights are directly or indirectly transferred to a shareholder or a group of shareholders within a period of five years. A qualified ownership change may also occur in case of a transaction comparable to a transfer of shares or voting rights or in case of an increase in capital leading to a respective change in the shareholding.

In the case of such a qualified ownership change tax loss carryforwards expire in full. To the extent that the tax loss carryforwards do not exceed the built-in gains (stille Reserven) in the assets and liabilities taxable in Germany, they may be further utilized despite a qualified ownership change. In case of a qualified ownership change within a group, tax loss carryforwards will be preserved if certain conditions are satisfied. In case of a qualified ownership change, tax loss carryforwards will be preserved (in the form of a “fortführungsgebundener Verlustvortrag”) if the business operations have not been changed and will not be changed within the meaning of Section 8d of the KStG.

According to an appeal filed by the fiscal court of Hamburg dated August 29, 2017, Section 8c, paragraph 1, sentence 1 of the KStG is not in line with the German constitution. The appeal is still pending. It is unclear when the Federal Constitutional Court will decide this case.

As of December 31, 2024, there were net operating loss carryforwards of the Subsidiary for German corporate tax purposes of €39.0 million and for German trade tax purposes of €38.0 million available. The contribution of 100% of the Subsidiary’s shares into the Company was qualified as an ownership change within the meaning of Section 8c of the KStG and Section 10a of the GewStG. Furthermore, the termination of the Sion passenger car program in February 2023 was considered a harmful event within the meaning of Section 8d, paragraph 2 of the KStG. As a result, the available tax loss carryforwards of the Subsidiary would generally expire in full. However, the net operating loss carryforwards would not be forfeited to the extent that the Subsidiary has built-in gains in its assets that are fully taxable in Germany. The built-in gains are determined by comparing the fair market value of the respective entity with the entity’s tax book equity. The built-in gains as of December 31, 2024 have not yet been determined. Therefore, it is currently unclear whether all tax losses can still be carried forward.

Future changes in share ownership may also trigger an ownership change and, consequently, a Section 8c KStG or a Section 10a GewStG, limitation. Any limitation may result in the expiration of a portion or the complete tax operating loss carryforwards before they can be utilized. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to reduce German income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106 of Regulation S-K. Following the pivot of our business model, we intend to take appropriate and reasonable steps to implement cybersecurity risk management processes and integrate such processes into our overall business.

In response to the evolving cyber threat landscape, we have developed a cybersecurity risk management initiative. This program aims to protect our critical systems and sensitive information and is designed to maintain the confidentiality, integrity and accessibility of our systems and data. As part of our cybersecurity risk management initiative, we employ security tools and methods to proactively identify cybersecurity threats and to prevent, detect, investigate, contain, escalate and remediate risks, identified vulnerabilities and security breaches. By utilizing shared methodologies and reporting channels, we promote consistency and alignment across different risk areas.

Key components of our cybersecurity risk management program include:

●	An IT policy that outlines our IT security practices and procedures, which focus on information security, access to data, breach of policy and bolstering the security of our data assets.

●	A designated responsibility for executing internal and external mandates and implementing relevant technical and organizational measures to uphold information security standards and compliance.

Additionally, on the product and vehicle level, we constantly evaluate during the development process whether our products and the integration of our products on to customers’ vehicles are relevant to cybersecurity threats, standards and/or regulations (e.g., automotive standards/regulations ISO/SAE 21434 and UNECE R 155).

Governance

The audit committee of our supervisory board is charged with monitoring the Companies’ application of information and communication technology, including risks relating to cybersecurity. The audit committee receives updates from management on our cybersecurity and data protection programs, including an annual update consisting of potential risks and an overview of the administration and control system of the Companies, including the state of the Companies’ cybersecurity and data protection programs, key issues, priorities and challenges.

In addition to any reports from the audit committee to the full supervisory board regarding cybersecurity, management informs and updates the full supervisory board about any significant cybersecurity incidents and any pressing risk or compliance matters.

Our management team is responsible for assessing and managing material risks from cybersecurity threats and has the primary responsibility for our overall cybersecurity risk management program. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity threats and incidents through various means, which may include briefings from relevant employees, threat intelligence and other information obtained from governmental, public or private sources and alerts and reports produced by security tools deployed in the IT environment.

As of the date of this Annual Report, the Company is not aware of any active cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information concerning risks related to cybersecurity, see “Item 1A. Risk Factors—Risks Related to our Business and Operations—Interruptions or failures of information technology and communications systems could disrupt our business and affect our ability to effectively provide our services”.

Item 2. Properties.

Our headquarters are located at Waldmeisterstraße 93, 80935 Munich, Germany. We have leased this 1,455-square meter property for use as an office, workshop, electronics lab and warehouse space for a fixed term until April 30, 2026. Following the expiration, we have the option to extend the term by five years.

In addition, in February 2024 we signed a lease for a 900-square foot property at 10101 Lantana Rd., Suite N, Lake Worth, Florida 33449 for use as an office space. The lease is for a fixed term of one year until February 28, 2025 and will automatically renew for periods of one year unless either party to the lease agreement gives 90 days’ prior written notice before the termination of the lease or any extension thereof of its intent to terminate. The lease has not been terminated by either party.

Item 3. Legal Proceedings.

From time to time, we have been and may again become involved in various claims and legal proceedings that arise in the ordinary course of our business.

In July 2023, we received a demand letter from Yorkville claiming that we and our directors and officers made various material misrepresentations and omissions to fraudulently induce Yorkville to enter into a securities purchase agreement and purchase the 2022 Convertible Debentures. In the Restructuring Agreement, Yorkville agreed, subject to closing of the transactions envisaged in the Restructuring Agreement and certain other conditions, not to pursue claims against our former directors and officers. We believe that the claims made in the demand letter are unjustified. We will defend ourselves against the claims made in the demand letter, should Yorkville decide to pursue these claims.

Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Ordinary Shares

Our Ordinary Shares are quoted on OTCQB under the symbol “SEVCF”. Because our Ordinary Shares are quoted on the OTCQB, our Ordinary Shares may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Further, quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. From November 17, 2021 through February 25, 2024, our Ordinary Shares were listed on the Nasdaq Global Market under the symbol “SEV.” On July 21, 2023, trading of our Ordinary Shares on the Nasdaq Global Market was suspended. On December 11, 2023, we received a decision of the Panel advising us that the Panel had determined to delist the Ordinary Shares from the Nasdaq Global Market. Nasdaq filed a Form 25 Notification of Delisting with the SEC on February 15, 2023 to complete the delisting.

Record Holders

As of March 6, 2025, there were 18 holders of record of our Ordinary Shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”), and one holder of record of our High Voting Shares. Ordinary Shares that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one shareholder.

Dividends

We have never paid or declared any cash dividends on our Ordinary Shares in the past, and we do not anticipate paying any cash dividends on our Ordinary Shares in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. As a Dutch entity and under Dutch law, we may only pay dividends to the extent our shareholders’ equity (eigen vermogen) exceeds the sum of the paid-in and called-up share capital plus the reserves required to be maintained by Dutch law or by our articles of association and (if it concerns a distribution of profits) after adoption of the annual accounts by the general meeting from which it appears that such dividend distribution is allowed. Subject to such restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of our management board with the approval of our supervisory board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our management board and supervisory board deem relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, the Company issued the following unregistered securities:

Convertible Debenture SEV-4:

Issuance Date: February 5, 2024.
Type of Securities: Secured Convertible Debenture.
Principal Amount: $4,317,600.
Purchaser: YA II PN, Ltd.
Consideration Received: $4,317,600 in cash.
Exemption from Registration: The securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The exemption was based on the purchaser being an accredited investor and the transaction not involving a public offering.

Terms of Conversion: At any time after the issuance date, the holder may convert any portion of the outstanding and unpaid principal and/or accrued interest (the “Conversion Amount”) into Ordinary Shares at a rate (the “Conversion Rate”) equal to the Conversion Amount divided by the lower of (x) the Fixed Conversion Price or (y) the Variable Conversion Price; provided, that the Variable Conversion Price may not be lower than (i) a price equal to 20% of the closing price of the Ordinary Shares on the trading day immediately prior to the issuance date of the debenture (the “Debenture Floor Price”) and (ii) the nominal value of one Ordinary Share.

Convertible Debenture SEV-5:

Issuance Date: August 30, 2024.
Type of Securities: Secured Convertible Debenture.
Principal Amount: $3,338,100.
Purchaser: YA II PN, Ltd.

Consideration Received: $3,338,100 in cash.

Exemption from Registration: Similar to the February issuance above, this debenture was issued pursuant to an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The purchaser qualified as an accredited investor, and no general solicitation or public advertising was involved in connection with this issuance.
Terms of Conversion: At any time after the issuance date, the holder may convert any portion of the Conversion Amount into Ordinary Shares at the Conversion Rate, which is equal to the Conversion Amount divided by the lower of (x) the Fixed Conversion Price or (y) the Variable Conversion Price; provided, that the Variable Conversion Price may not be lower than (i) the Debenture Floor Price and (ii) the nominal value of one Ordinary Share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Yorkville Restructuring Investment, the Founders entered into respective Sale and Transfer Agreements, pursuant to which they agreed to cumulatively transfer 17,306,251 Ordinary Shares and all of their cumulative 3,000,000 High Voting Shares to SVSE, whose sole member is George O’Leary, the Company’s Chief Executive Officer and sole Managing Director. The transfers of the High Voting Shares and the Ordinary Shares to SVSE were reflected in the Company’s share register on February 1, 2024 and March 25, 2024, respectively.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, as well as assumptions, that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report.

Overview

We are a technology company focused on the development and commercialization of solar integration solutions for commercial vehicles. Our proprietary solar charge controller (MCU) technology enables the seamless integration of solar energy into high- and low-voltage vehicle architectures, reducing fuel consumption and emissions for diesel-powered vehicles and extending battery life for electric vehicles.

Our product portfolio includes complete solar solutions for refrigerated trailers, electric buses, commercial vans and trucks, as well as standalone components, such as solar charge controllers (MCUs) and solar modules. We also provide engineering services to assist OEMs and fleet operators in integrating solar technology into their vehicle production processes.

Since our pivot to solar-only solutions in early 2023, we have continued to refine and expand our offerings, with an increased focus on OEM partnerships to drive adoption of factory-installed solar solutions. While we have generated limited revenue to date, we believe that our technology has large market potential in addressing the growing demand for cost-saving and emission-reducing energy solutions for commercial fleets.

Historically, we have incurred operating losses since our inception; however, in 2024, we recorded an operating profit due to the impact of revaluation gains following the reconsolidation of our operating subsidiary after the termination of the Self-Administration Proceedings in early 2024. This one-time accounting impact significantly influenced our reported net income for the year ending December 31, 2024. Excluding this effect, our core operations remain in an investment and scaling phase, and we expect to continue incurring operating losses going forward as we expand our product offerings, scale production and establish strategic partnerships.

As of December 31, 2024, we had cash and cash equivalents of €1.4 million, and we anticipate that our current funding arrangements, including the Yorkville Commitment and the Debt Conversion, if we are able to successfully satisfy the conditions precedent thereto, will be sufficient to support our business operations through the first quarter of 2026. However, we will have to either secure a sufficient number of future customer contracts or secure additional financing to execute our long-term growth strategy, and our ability to secure such funding will depend on, among other things, market conditions, operational milestones and investor confidence.

We operate as a single business segment, managing our financing, research and development and product commercialization on a consolidated basis. Our financial results reflect a transition from pre-revenue technology development to commercial-scale implementation, and we expect continued volatility as we scale operations.

Components of our Results of Operations

Revenue

We have not yet generated material revenue from our solar technology solutions. Historically, our revenue has been derived primarily from prototype sales and pilot installations of our solar retrofit solutions, including the Solar Bus Kit. In 2024, we expanded our product offerings to include additional commercial vehicle categories, such as trucks, refrigerated trailers and electric vans. While these developments position us for potential future revenue growth, we expect revenue generation to remain limited in the near term as we focus on finalizing product developments, securing large-scale partnerships with OEMs and fleet operators and ramping up commercial deployments.

Given our transition to an asset-light business model, revenue growth will depend on our ability to successfully scale our solar technology offerings through direct sales and strategic partnerships. Additionally, regulatory approvals and customer adoption rates will play a critical role in the timing and magnitude of revenue recognition in the coming years. We anticipate that revenue fluctuations may occur as we move from initial pilot programs toward broader commercialization.

While we anticipate an increase in revenue as adoption of our solar solutions expands, our future revenue growth is subject to factors including successful commercialization of our technology, scaling production, obtaining additional regulatory approvals and securing long-term contracts with OEMs and fleet operators. Additionally, revenue growth may be affected by macroeconomic conditions, supply chain constraints and shifts in government incentives for renewable energy technologies.

Our expected revenue streams include the sale of complete solar solutions, standalone solar products such as solar modules and solar charge controllers, as well as data services and engineering services that support OEM integration and fleet adoption. Our revenue recognition follows standard contract-based policies, with revenue recognized upon delivery of products or completion of contractual obligations.

Cost of Sales

For the year ended December 31, 2024, we did not record any cost of sales, as we are still in the early commercialization phase of our solar technology. Historically, our cost of sales has been minimal, reflecting the limited revenue generation from prototype projects and early-stage product deployments. As we scale production and move toward broader commercialization, we expect cost of sales to increase in line with higher manufacturing volumes, supply chain expenditures and product fulfillment costs.

Research and Development Expenses

We did not record research expenses in prior years, as we did not engage in fundamental research activities. Our development expenses primarily consist of (i) personnel expenses for our development team, including salaries, bonuses and related share-based compensation, (ii) costs associated with prototype development and solar integration, (iii) professional services and (iv) other expenses. Development costs are expensed as incurred, as the recognition criteria for capitalization have not been met. In 2024, research and development expenses declined as we shifted from early-stage development to commercialization. We intend to focus future investments on optimizing our solar charge controller technology, enhancing solar integration efficiency and supporting OEM partnerships.

Selling, General and Administrative Expenses

We recognize selling, general and administrative expenses (“SG&A”) on an accrual basis when incurred. These expenses primarily include employee compensation, consultant and professional service fees, legal and compliance costs, marketing and promotional activities, intellectual property-related expenses and general overhead costs. As we continue to scale our operations and expand our market presence, we anticipate SG&A expenses to reflect investments in business development, commercialization efforts and strategic partnerships. Additionally, as a public company, we expect continued costs related to regulatory compliance, financial reporting and investor relations.

Other Operating Income/Expenses

Other operating income primarily includes government grants, reimbursements for personnel expenses and any non-recurring income. Other operating expenses mainly consist of foreign exchange losses from currency conversions and other non-operating costs. These items may vary from period to period depending on external factors such as exchange rate fluctuations and grant allocations.

Gain from Reconsolidation of Subsidiary

On February 29, 2024, the Subsidiary exited its Self-Administration Proceedings via the Plan. As a result, all outstanding debts between the Company and the Subsidiary were extinguished, and the Subsidiary was reconsolidated into our consolidated financial statements effective March 1, 2024.

The reconsolidation resulted in a net gain of approximately €62.6 million, reflecting the revaluation of the Subsidiary’s net assets and the extinguishment of parental guarantees and related liabilities. This gain is recorded in our 2024 operating results and represents the financial impact of regaining control over the Subsidiary.

While this gain had a significant positive effect on our reported 2024 operating results, it does not reflect ongoing business operations or recurring profitability. We expect that our future financial performance will be driven by commercialization of our solar solutions, expansion of OEM partnerships and disciplined cost management.

Interest and Similar Expenses

Interest expenses primarily consist of costs associated with interest-bearing liabilities, including convertible debentures and other financing instruments used to support our operations. These expenses reflect the cost of capital required to fund our business activities and ongoing development efforts.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	For the year ended December 31,
	2024	2023	Change
	(in € millions)
Revenue	0.0	0.0	0.0
Cost of sales	(0.0)	(0.1)	0.1
Gross profit	0.0	0.0	0.0
Operating expenses
Selling and distribution expenses	(0.7)	(1.1)	0.4
General and administrative expenses	(4.6)	(13.2)	8.6
Research and development	(1.1)	(16.1)	15.0
Gain (Loss) on reconsolidation/deconsolidation	62.6	(21.8)	84.3
Other operating income	0.4	1.0	(0.6)
Operating income / (loss)	56.5	(51.3)	107.8
Other income / (expense)

Income/(expense) from changes in fair value of convertible debt carried at fair value	8.9	5.4	3.5
(Loss) / Gain on foreign currency translation	(0.4)	0.2	(0.6)
Gain / (Loss) before tax	65.0	(45.6)	110.6
Taxes on income and earnings	–	–
Deferred taxes on expense	–	–
Gain / (Loss) for the period	65.0	(45.6)	110.6
Other comprehensive income (loss) that will not be reclassified to profit or loss	–	–
Total comprehensive income / (loss) for the period	65.0	(45.6)	110.6

Revenue

For the year ended December 31, 2024, we recorded no revenue, while for the year ended December 31, 2023, we recorded revenue of €42 thousand. Our focus during these periods was on refining our solar technology, obtaining regulatory approvals and securing strategic partnerships. While we have successfully developed and tested our ViPV solutions and solar charge controllers, commercial-scale adoption and revenue generation are expected to begin in future periods as we transition from pilot projects to broader market deployment.

Cost of Sales

For the year ended December 31, 2024, we recorded no cost of sales, as we did not generate revenue during this period. For the year ended December 31, 2023, we recorded cost of sales in the amount of €70 thousand.

Research and Development Expenses

For the year ended December 31, 2024, cost of development expenses decreased to approximately €1.1 million from €16.1 million for the year ended December 31, 2023. The decrease primarily reflects the completion of major development efforts in prior years, allowing us to focus on specific improvements and refinements to our solar technology. In contrast, 2023 development expenses included costs associated with transitioning from the Sion passenger car program to capital-light solar technology business.

Selling, General, and Administrative Expenses (SG&A)

For the year ended December 31, 2024, SG&A expenses totaled approximately €5.3 million, compared to €14.3 million for the year ended December 31, 2023. The decrease primarily reflects the impact of prior restructuring efforts and cost reductions following the Self-Administration Proceedings.

The largest components of SG&A expenses in 2024 were payroll and social contributions, and legal, audit and other advisory services. In comparison, 2023 SG&A expenses included costs associated with the transition to a solar-only business model and expenses related to the restructuring process.

Other Operating Income/Expenses

For the year ended December 31, 2024, other operating income and other operating expenses resulted in a net balance of approximately €0.4.

For the year ended December 31, 2023, other operating income and expenses resulted in a net balance of approximately €1.0 million.

Gain (Loss) on deconsolidation/reconsolidation

For the year ended December 31, 2024, we recognized a gain of approximately €62.6 million in connection with the reconsolidation of the Subsidiary following its exit from its Self-Administration Proceedings. This gain primarily reflects the extinguishment of certain liabilities and the re-recognition of net assets upon regaining control of the Subsidiary.

For the year ended December 31, 2023, we recorded a deconsolidation loss of €21.8 million following the loss of control of the Subsidiary on May 19, 2023, triggered by the opening of the former Self-Administration Proceedings and the appointment of a preliminary court-appointed custodian (vorläufiger Sachwalter). As a result, the Company derecognized the assets and liabilities of the Subsidiary from its consolidated statement of financial position, leading to significant movements in both assets and liabilities and a resulting gain.

Income/(expense) from changes in fair value of convertible notes payable carried at fair value

For the year ended December 31, 2024, we recognized a gain of approximately €8.9 million from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the year ended December 31, 2023, we recorded a gain of approximately €5.4 million from the revaluation of convertible debentures under the same fair value accounting treatment.

Gain (Loss) on Foreign Currency Translation

For the year ended December 31, 2024, we recorded a foreign currency translation loss of approximately €0.4 million, primarily resulting from unfavorable exchange rate movements impacting Euro-denominated balances. We recognized a net gain from foreign currency translation of approximately €0.2 million for the year ended December 31, 2023.

Net Income

For the year ended December 31, 2024, we reported net income of €65.0 million, marking a significant shift from the net loss of €45.6 million recorded for the year ended December 31, 2023. This increase in net income was primarily driven by the €62.6 million reconsolidation gain recognized upon regaining control of our Subsidiary after the completion of its Self-Administration Proceedings.

Excluding this gain, we would have continued to report an operating loss, reflecting the early-stage nature of our business and ongoing investments in technology development, commercialization and operational scaling.

Looking ahead, we anticipate incurring operating losses in future periods as we continue to scale our operations, invest in research and development and expand our commercial footprint. Our long-term financial performance will depend on successful commercialization of our ViPV solutions, revenue growth from OEM partnerships and standalone product sales and efficient cost management.

Liquidity and Capital Resources

As of December 31, 2024, our cash was €1.4 million, compared to €7.4 million as of December 31, 2023. Cash consists of cash in bank accounts.

We do not currently generate material revenue from operations and continue to incur operating expenses related to the commercialization of our solar technology, general and administrative functions and development activities. Our liquidity position is highly dependent on external financing, including equity and equity-linked financings, debt instruments and strategic partnerships.

Sources and Uses of Liquidity

Historically, we have financed our operations through:

●	Equity and equity-linked financings, including our IPO in November 2021, a follow-on offering in May 2022 and a committed equity facility entered into in June 2022.

○	On November 17, 2021, the Company consummated its IPO of 10,000,000 Ordinary Shares at a price of $15.00 per share. In addition, the underwriters in our IPO exercised their greenshoe option to purchase an additional 1,500,000 Ordinary Shares at a price of $13.95 per share. In total, the Company raised $160 million (€142 million) through the IPO, after deducting underwriting discounts and commissions.

○

The Company successfully completed a follow-on offering on May 3, 2022 of 10,930,000 Ordinary Shares at a price of $4.00 per share, which amount included shares sold pursuant to the partial exercise of the underwriters’ over-allotment option. Pursuant to the offering, the Company received proceeds of $42 million (€39 million) after deducting underwriting discounts and commissions.

○	On June 13, 2022, the Company entered into an ordinary share purchase agreement with Joh. Berenberg, Gossler & Co. KG (“Berenberg”), which governed a committed equity facility (the “CEF”) for the Company. The CEF provided the Company with the right, but not the obligation, to sell and issue up to $150 million of its Ordinary Shares over a period of 24 months to Berenberg, subject to certain limitations and conditions. During 2022, the Company sold to Berenberg a total of 8,748,433 Ordinary Shares for total gross proceeds of $17 million (€17 million).

●	The 2022 Convertible Debentures issued to Yorkville pursuant to the securities purchase agreement in December 2022 and subsequent amendment in 2024.

○

On December 7, 2022, the Company entered into a securities purchase agreement with Yorkville under which the Company agreed to sell and issue to Yorkville the 2022 Convertible Debentures in a gross aggregate principal amount of up to $31.1 million (€29.4 million).

○	In the context of the former Self-Administration Proceedings and in connection with the First Commitment, the Companies entered into the Yorkville Investment Agreements with Yorkville in mid-November 2023, and on April 30, 2024, the Company and Yorkville entered into an amendment to the Funding Commitment Letter in connection with the Second Commitment.

○

The convertible debenture with respect to the First Tranche of the Yorkville Restructuring Investment was issued to Yorkville on February 6, 2024 for approximately $4.3 million and the convertible debenture with respect to the Second Tranche was issued to Yorkville on August 30, 2024 for approximately $3.3 million.

○

On December 30, 2024, the Company and Yorkville entered into the Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue to Yorkville the New Commitment Debenture in the aggregate principal amount of $5 million.

○

On February 12, 2025, the Company and Yorkville entered into the First Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the First Advance Debenture.

○

On March 25, 2025, the Company and Yorkville entered into the Third Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of the Second Advance Debenture.

○

On December 30, 2024, the Company and Yorkville also entered into the Exchange Agreement, pursuant to which the Company agreed to issue, subject to the satisfaction of certain closing conditions, 1,242 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the 2024 Convertible Debentures, the New Commitment Debenture (if issued) and the Advance Debentures.

●	Limited grant funding from government and public research institutions, supporting the development of our proprietary solar technology.

●	Limited revenues from sale of prototypes, our solar products and services.

Our cash outflows have primarily been driven by:

●	Research and development expenditures, including product testing, solar module validation and MCU development.

●	General and administrative costs, such as payroll, legal and advisory services and public company compliance costs.

●	Investment in commercialization efforts, including OEM partnerships and vehicle integration projects.

Future Capital Needs and Outlook

While our current funding structure, which is based on the receipt of the unfunded portion of the Yorkville Commitment and implementation of the Debt Conversion, if we are able to successfully satisfy the conditions precedent thereto, is expected to provide sufficient capital through the end of the first quarter of 2026, we will have to either secure a sufficient number of future customer contracts or secure additional external financing to support our scaling and commercialization efforts.

We are actively evaluating a mix of financing options, including:

●	Additional equity or debt financings, subject to market conditions.

●	Non-dilutive funding sources, such as government grants and strategic collaborations.

●	Revenue generation from sales of our solar solutions and engineering services, which we expect to ramp up over time.

Our future financing requirements will depend on many factors, including, among others:

●	the market’s willingness to adopt solar-powered mobility solutions;

●	our ability to successfully commercialize our proprietary solar technology in time or at all;

●	our ability to meet the initial listing requirements for admission of our Ordinary Shares to trading on the Nasdaq Capital Market;

●	our ability to develop installation processes and capabilities within our projected costs and timelines;

●	the costs of raw materials or certain products;

●	our ability to obtain or agree on acceptable terms and conditions on all or a significant portion of the government grants, loans and other incentives for which we may apply;

●	our ability to establish a network for aftersales customer service or otherwise successfully address the service and maintenance requirements of our customers;

●	any product liability or other lawsuits related to our products; and

●	the costs of operating as a public company.

If we are unable to secure additional funding on acceptable terms, we may be required to adjust our growth strategy, delay development projects or pursue alternative financing solutions.

Going Concern Considerations

We have historically relied on external financing to fund our operations, and as of December 31, 2024, we had cash of €1.4 million. Based on our current operating plan and if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we anticipate that our existing cash resources, together with the remaining unfunded portion of the Yorkville Commitment, will be sufficient to fund our business operations through the end of the first quarter of 2026.

However, our ability to continue as a going concern is dependent on the uplisting of our Ordinary Shares to the Nasdaq Capital Market, which we cannot guarantee will occur, and on our ability to either secure a sufficient number of future customer contracts or secure additional capital. If we are unable to obtain sufficient funding, we may need to modify our operating plans, reduce costs or pursue alternative financing strategies. Management continues to evaluate financing alternatives, and we remain confident in our ability to raise the necessary capital to execute our business plan, especially if we are able to satisfy the initial listing requirements of the Nasdaq Capital Market. Based upon this uncertainty, our management has concluded that there is substantial doubt that the company will continue as a going concern.

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the years ended December 31, 2024 and 2023.

	For the year ended December 31,
	2024	2023
	(in € millions)
Net cash used in operating activities	(14.7)	(11.4)
Net cash provided by / (used in) investing activities	1.2	(11.3)
Net cash from financing activities	7.0	–
Net decrease in cash	(6.5)	(22.7)
Effect of currency translation on cash and cash equivalents	0.4	(0.2)
Cash and cash equivalents at the beginning of the period	7.4	30.3
Cash at end of the period	1.4	7.4

Net cash used in operating activities

Net cash used in operating activities increased from €11.4 million in 2023 to €14.7 million in 2024. The increase was primarily driven by higher cash outflows related to changes in working capital, including timing of payables and other operating liabilities.

Net cash used in investing activities

Net cash provided by investing activities was €1.2 million in 2024, primarily attributable to the reconsolidation of the Subsidiary cash balance. Net cash used in investing activities in 2023 was €11.3 million with most of the cash outflows related to deconsolidation of the Subsidiary cash balance and purchases of property, plant and equipment.

Net cash from (used in) financing activities

Net cash provided by financing activities was €7.0 million in 2024, resulting from proceeds received in connection with the issuance of convertible notes. In 2023, net cash provided by financing activities was immaterial.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. Prior to 2024, we prepared our financial statements in accordance with International Financial Reporting Standards as permitted in the United States based on our qualification as a foreign private issuer under the rules and regulations of the SEC. In connection with the loss of our status as a foreign private issuer effective on January 1, 2025, we, as a domestic filer, prepared our financial statements in accordance with U.S. GAAP. The transition was applied retrospectively to the extent required under U.S. GAAP for comparative periods presented in this report.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, known trends and other market-specific or relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. If actual results differ from our estimates, or to the extent these estimates are adjusted in future periods, our results of operations could either benefit from or be adversely affected by any such change in estimate.

Our most critical accounting estimates include revenue recognition, valuation of stock-based compensation and fair value assessments of financial instruments. Changes in these estimates and assumptions could materially affect our reported results. For instance, a change in the estimated fair value of financial instruments could result in significant variations in net income.

See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for a summary of significant accounting policies and the effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In previous years' audits, the material weaknesses that were identified relate to: (i) a lack of consistent and proper application of processes and procedures; (ii) the design and operating effectiveness of information technology general controls for information systems that are significant to the preparation of our consolidated financial statements; (iii) a lack of review and supervision; (iv) the sufficiency of resources with an appropriate level of technical accounting and SEC reporting experience; and (v) clearly defined control processes, roles and segregation of duties within our finance and accounting functions. In 2023, certain measures that were planned in order to remedy such material weaknesses could not be implemented as planned as a result of the Self-Administration Proceedings.

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring/recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial offer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating the aforementioned deficiencies and specifically plan to incorporate automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal training for our accounting and finance teams and continue to invest in our finance IT systems. However, as of December 31, 2024, we are still in the process of remediating the previously identified material weaknesses.

Based upon the above evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the presence of multiple material weaknesses as described above. Notwithstanding these material weaknesses, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because, as an “emerging growth company”, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

We have a two-tier board structure consisting of a management board (bestuur) and a supervisory board (raad van commissarissen).

Supervisory Board

Our supervisory board is currently composed of three members. Our supervisory board may adjust the number of supervisory board members from time to time. Our supervisory board members do not have a retirement age requirement under our articles of association.

Set forth below are the names and certain information about each of the members of our supervisory board as of the date of this Annual Report. Biographical information for each supervisory board member is included below the table.

Name	Positions and Offices Held	Term Served	Year in which Term Expires	Age
David Dodge	Supervisory Board Member	2024 - Present	2026	50
Christopher Schreiber	Supervisory Board Member	2024 - Present	2026	60
Owen May	Supervisory Board Member	2024 - Present	2026	66

David A. Dodge was appointed as an independent member of our supervisory board on January 31, 2024. Mr. Dodge is an independent financial consultant providing corporate finance, accounting and SEC compliance services to public and private companies around the globe. Since 2007, Mr. Dodge has acted as a chief financial officer and provided financial accounting, reporting and compliance services for multiple public and private companies in the U.S., Canada, England and China. Mr. Dodge also supervised and authored dozens of forensic due diligence investigative reports on Chinese companies in a variety of industries. He has also provided expert witness and expert consultant services in nearly 40 separate litigation proceedings on a variety of financial topics, including due diligence standard of care for underwriters (in transactions including IPOs, equity follow-on offerings and debt offerings), mergers & acquisitions and private equity and venture capital investments; customary practices in the investment banking industry; and customary practices in the private equity and venture capital businesses. Mr. Dodge previously served as Chief Financial Officer of NeoMedia Technologies, Inc. from 2002 through 2007, and held various finance-related positions with NeoMedia from 1999 to 2002. Before NeoMedia, he was an auditor with Ernst & Young LLP from 1997 to 1999. Mr. Dodge holds a B.A. in Economics from Yale University and an M.S. in Professional Accounting from the University of Hartford (CT).

Christopher Schreiber was appointed as an independent member of our supervisory board on January 31, 2024. Mr. Schreiber has over three decades of experience in the securities industry. His expertise is demonstrated by his previous executive roles, notably as Executive Chair of the board of directors at Akers Bio and as a Board Member at MyMD Pharmaceuticals, Inc. (NASDAQ: MYMD). His role as Managing Director of Capital Markets at Taglich Brothers, Inc. highlights his extensive experience in capital markets, deal structuring and syndication. Prior to his engagement at Taglich Brothers, Mr. Schreiber served on the board of directors of Paulson Investment Company, an investment banking firm. In addition to his financial career, Mr. Schreiber contributes to athletic and youth development as a director and partner at Long Island Express North, an elite lacrosse training organization, and as a volunteer board member for Fox Lane Youth Lacrosse. He is a graduate of Johns Hopkins University with a Bachelor’s Degree in political science.

Owen May was appointed as an independent member of our supervisory board on November 7, 2024. Mr. May is a dynamic and results-driven executive with over three decades of experience in financial advisory, mergers & acquisitions and strategic business development. As the Chief Executive Officer and founder of MD Global Partners, Mr. May has consistently delivered growth through innovative financial strategies and capital market expertise. Under his leadership, the firm has become a leading financial services company, specializing in capital raising, corporate restructuring and M&A advisory. Since founding MD Global Partners in 2005, Mr. May has spearheaded the company’s expansion into new markets and overseen significant revenue growth. In addition to his role at MD Global Partners, Mr. May serves as a Board Director for organizations such as Syredix Bio, Curzon Energy PLC and the New York Society for the Prevention of Cruelty to Children (NYSPCC). He is also an Emeritus member of the Board of Visitors at the Fuqua School of Business, Duke University and a member of the President's Council at the University of Miami. Mr. May holds a Bachelor’s Degree in biology from the University of Miami and a Master’s of Business Administration from Duke University’s Fuqua School of Business.

Our Executive Officers

Set forth below are the names and certain information about each of our executive officers as of the date of this Annual Report. Biographical information for each executive officer is included below the table.

Name	Positions and Offices Held	Term Served	Year in which Term Expires	Age
George G. O’Leary (1)	Chief Executive Officer	2024 - Present	2026	62
Martin Scott Calhoun	Chief Financial Officer	2024 - Present	N/A(2)	60

(1)

Mr. O’Leary was suggested as a candidate for the Company’s management board by Yorkville, as contemplated under the terms of the Yorkville Investment Agreements. Mr. O’Leary’s appointment to the management board was approved by shareholders at the January 2024 EGM, following his nomination by the Company’s former supervisory board.

(2)

On December 30, 2024, Mr. Calhoun was appointed the Chief Financial Officer of the Company on a preliminary basis, subject to termination by either party upon 30 days’ prior notice. We expect to enter into an agreement with Mr. Calhoun for a longer term, subject to the Company successfully meeting the requirements for an initial listing of the Ordinary Shares on the Nasdaq Capital Market.

George O’Leary has served as the Chief Executive Officer of the Company on a full-time basis since April 8, 2024. From April 8, 2024 through December 29, 2024, Mr. O’Leary also served as the Chief Financial Officer of the Company. He was appointed to the management board with effect as of February 1, 2024. Mr. O’Leary is currently a Member of the board of directors of HealthLynked Corporation (“HLYK”) (OTCQB: HLYK) and served as HLYK’s Chief Financial Officer from August 6, 2014 through April 5, 2024. In addition, Mr. O’Leary was the Vice Chairman of the board of directors of Timios Holdings Corp. from March 2014 to January 2021, when it was sold to Ideanomics Inc. (NASDAQ: IDEX), and has served as Vice Chairman of the board of directors of Referrizer, LLC since October 2017. Mr. O’Leary is the founder and President of SKS Consulting of South Florida Corp. since June 2006, where he works with public and private companies in board representation and/or under consulting agreements, providing executive-level management expertise and helping with the implementation and execution of the companies’ strategic and operational plans. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O'Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (now KPMG). Mr. O’Leary holds a B.B.A. degree in accounting with honors from Siena College.

Martin Scott Calhoun has served as the Chief Financial Officer of the Company since December 30, 2024. Mr. Calhoun is the founder of Cross Roads Consulting, LLC, established in December 2008, where he provided outsourced CFO services and technical accounting support for public companies, including SEC filings, financial modeling and valuation analyses. Previously, he held senior roles including Director of Financial Planning and Analysis at NeoMedia Technologies and Assistant Director of Finance at Tampa Sports Authority, overseeing financial reporting, regulatory compliance and audits. Mr. Calhoun is a Certified Public Accountant (CPA), Certified Valuation Analyst (CVA) and holds an MBA. He began his career as an auditor with Pannell Kerr Forster, CPAs.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics which outlines the principles of legal and ethical business conduct under which we will do business. The code of business conduct and ethics includes a provision that provides for a process by which employees, officers and supervisory board members can report potential irregularities. The code of business conduct and ethics also provides protection from retaliation or discrimination by the Company against whistleblowers due to reporting issues relating to compliance with applicable laws and regulations. This code applies to all of our employees, officers and supervisory board members. Our code of business conduct and ethics is available on our website at https://ir.sonomotors.com/static-files/00c5ecac-444c-471f-b3d9-58d10d8788c5. Our website and its contents are not incorporated into this Annual Report.

We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all supervisory board members, officers, employees and certain other persons, as well as to the Company and the Subsidiary. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable OTCQB standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Supervisory Board Nomination Process

Qualified candidates will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. The supervisory board has the authority to nominate candidates for the supervisory board, with such authority delegated to the nomination and corporate governance committee, which shall act in accordance with its charter. The nomination and corporate governance committee does not have a formal policy with respect to candidates recommended by shareholders. The supervisory board may consider or decline to consider a candidate if it determines doing so is in the best interest of the Company. If the nomination and corporate governance committee approves a candidate for further review, they will establish an interview process for the candidate. The nomination and corporate governance committee will also take into consideration the candidate’s personal attributes, including, without limitation, personal integrity, loyalty, ability to apply sound and independent business judgment, awareness of a supervisory board member’s vital role in our good corporate citizenship and image, time available for meetings and consultation on our matters and willingness to assume broad, fiduciary responsibility.

Audit Committee

The audit committee currently consists of the entire supervisory board, with Mr. Dodge serving as chairperson. The audit committee assists the supervisory board in, among other things:

●	overseeing the Company’s accounting, financial reporting and internal controls processes;

●	overseeing the Company’s compliance with legal and regulatory requirements, as well as the operation of the code of business conduct and ethics and other internal policies;

●	overseeing the selection, qualifications, independence and performance of the Company’s independent registered public accounting firm; and

●	pre-approving of all permitted non-audit services to be performed by the independent registered public accounting firm.

The audit committee has the authority to retain independent counsel and advisors to assist in carrying out its responsibilities.

Each member of the audit committee is an “independent director,” as such term is defined in the OTCQB Rules and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The supervisory board has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting. The supervisory board has also determined that Mr. Dodge qualifies as an “audit committee financial expert,” as such term is defined in the rules of the SEC.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers (collectively, the “Named Executive Officers” or “NEOs”) for the year ended December 31, 2024 are:

●	George O’Leary, our Chief Executive Officer

●	Martin Scott Calhoun, our Chief Financial Officer

●	Laurin Hahn; our former co-Chief Executive Officer;

●	Jona Christians; our former co-Chief Executive Officer; and

●	Torsten Kiedel, our former Chief Financial Officer.

There were no other executive officers of the Company serving at the end of 2024.

On January 30, 2024, as contemplated under the agreements related to the Yorkville Restructuring Investment, all Pre-Restructuring Managing Directors (as defined herein) resigned from the Company’s management board, effective January 31, 2024. At the January 2024 EGM, George O’Leary was appointed to the management board, effective as of the close of the January 2024 EGM, and assumed the roles of part time Chief Executive Officer (“CEO”) and Chief Financial Officer of the Company (“CFO”). On April 8, 2024, Mr. O’Leary assumed the above roles on a full-time basis.

On December 30, 2024, the Company’s management board and supervisory board approved the appointment of Martin Scott Calhoun, the Company’s then-current Controller, as Chief Financial Officer of the Company. Consequently, George O’Leary, in preparation for its uplisting to the Nasdaq Capital Market, replaced himself as Chief Financial Officer while continuing to serve as Managing Director and Chief Executive Officer.

In addition, the Summary Compensation Table below includes information on (i) two additional individuals, Laurin Hahn and Jona Christians, who were not serving as executive officers of the Company at the end of 2024, but who both previously served as our former co-Chief Executive Officers and who resigned from such positions effective January 31, 2024, and (ii) one additional individual, Torsten Kiedel, our former Chief Financial Officer, who resigned from such position effective January 31, 2024, but was among our next two most highly compensated officers during 2024 (other than our CEO).

The Summary Compensation Table below provides information regarding compensation awarded to, earned by or paid to our NEOs for the years ended December 31, 2024 and December 31, 2023, as applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
		($)	($)	($)	($)
George O’Leary (2)	2024	391,075	100,000 (3)	35,000	526,075
Chief Executive Officer
Martin Scott Calhoun (4)	2024	38,850	–	–	38,850
Chief Financial Officer
Laurin Hahn (5)	2024	–	–	–	–
former co-Chief Executive Officer	2023	39,013 (6)	–	–	39,013 (6)
Jona Christians (5)	2024	5,051 (7)	–	699 (7)	5,750 (7)
former co-Chief Executive Officer	2023	60,553 (6)	–	545 (6)	61,098 (6)
Torsten Kiedel (5)	2024	21,646 (7)	–	–	21,646 (7)
former Chief Financial Officer	2023	256,185 (6)	–	9,500 (6)	265,685 (6)

__________________________

(1)

All other compensation for NEOs other than Mr. O’Leary includes the value of employer-paid health insurance premiums, compensation for unused vacation days and contributions to social security insurance, if any. For Mr. O’Leary, the amount reported in this column consists of a $35,000 healthcare allowance provided by the Company to Mr. O’Leary during 2024.

(2)

Mr. O’Leary first assumed the roles of CEO and CFO on January 31, 2024, initially on a part-time basis until his full-time assumption of the roles on April 8, 2024. Mr. O’Leary, in preparation of the Company’s uplisting to the Nasdaq Capital Market, replaced himself as CFO on December 30, 2024. Mr. O’Leary’s compensation for the year ended December 31, 2024 includes compensation for his service as CEO and CFO.

(3)

In January 2025, the supervisory board determined, based on our performance, a bonus payout of $100,000 for Mr. O’Leary with respect to his 2024 incentive bonus, with 65% of the bonus payout being paid on February 18, 2025 and the remaining 35% of the bonus payout being paid upon the earlier of (i) the Company’s next funding event in excess of $1 million, or (ii) the Company’s successful uplisting to Nasdaq, subject to Mr. O’Leary remaining in continuous service with us through the payment date.

(4)

Mr. Calhoun first assumed the role of CFO on December 30, 2024. Prior to his service as CFO, beginning on October 1, 2024, Mr. Calhoun served as Controller for the Company. Mr. Calhoun’s compensation for the year ended December 31, 2024 includes compensation for his service as CFO and Controller.

(5)	Messrs. Hahn, Christians and Kiedel each resigned from their positions effective January 31, 2024.
(6)	Amounts shown were paid in Euros and, for purposes of the above table, were converted into United States dollars using the average European Central Bank exchange rate of 1.0813 for the year 2023.
(7)

Amounts shown were paid in Euros and, for purposes of the above table, were converted into United States dollars using the European Central Bank exchange rate of 1.0823 in effect on the date of payment, January 29, 2024.

Narrative to Summary Compensation Table

Our executive compensation program is designed to attract and retain high-caliber executives, incentivize performance and align management’s interests with those of our shareholders. Compensation for our NEOs consists primarily of base salary, discretionary bonuses and other compensation, including social security contributions or monetary benefits.

●	Base salary: Fixed annual cash compensation based on role, experience and industry benchmarks.

●	Bonus: Pursuant to his service agreement, for 2024, Mr. O’Leary was eligible for a target incentive bonus of $100,000, based upon the achievement of goals agreed with the supervisory board. In January 2025, the supervisory board determined, based on our performance, a bonus payout of $100,000 for Mr. O’Leary with respect to his 2024 incentive bonus with 65% of the bonus payout paid on February 28, 2025 and the remaining 35% of the bonus payout being paid upon the earlier of (i) the Company’s next funding event in excess of $1 million or (ii) the Company’s successful uplisting to Nasdaq, subject to Mr. O’Leary remaining in continuous service with us through the payment date. None of our other NEOs were eligible for an incentive bonus for 2024 service.

●	All other compensation: Employer-paid health insurance premiums, compensation for unused vacation days and other customary employment-related benefits and contributions to social security insurance.

In response to Item 402(x)(1) of Regulation S-K, we do not currently grant stock options, stock appreciation rights or similar option-like instruments to our NEOs or other employees or service providers. If in the future we anticipate granting stock options, stock appreciation rights or similar option-like instruments, we will establish a policy regarding how our management board determines when to grant such awards and how it will take material nonpublic information into account when determining the timing and terms of such awards.

Service Agreements

Current Named Executive Officers

George O’Leary

We entered into a full-time service agreement with Mr. George O’Leary on May 8, 2024 with an initial term of one year, with extensions approved by the supervisory board. The agreement entitles Mr. O’Leary to receive an annual base salary of $400,000, paid time off benefits and a monthly health insurance stipend. The agreement also provides for an incentive bonus payment targeted at 25% of Mr. O’Leary’s base salary, with payment based upon the achievement of certain goals as agreed with and approved by the Company’s supervisory board and subject to Mr. O’Leary remaining in continuous service with us through the applicable payment date.

Either party may terminate the service agreement by giving the other party not less than 90 days’ notice; provided that the Company may terminate the agreement with immediate effect in connection with a termination for Cause (as defined in the agreement). If the Company terminates Mr. O’Leary without Cause during the initial term of the agreement, then, subject to Mr. O’Leary’s execution and non-revocation of a separation agreement and release of claims in form and substance acceptable to the Company and Mr. O’Leary’s continued compliance with all post-termination obligations to the Company, the Company shall provide severance payments to Mr. O’Leary equal to the base salary and 100% of the cash bonus that Mr. O’Leary would have received for the remainder of the initial term, with the minimum severance payment being equal to three (3) months of his base salary. If Mr. O’Leary is terminated without Cause during any extension period of the term of the agreement, then, subject to Mr. O’Leary’s execution and non-revocation of a separation agreement and release of claims in form and substance acceptable to the Company and Mr. O’Leary’s continued compliance with all post-termination obligations to the Company, the Company shall provide severance payments to Mr. O’Leary equal to three months of his base salary.

Under the agreement, Mr. O’Leary is subject to confidentiality, non-disclosure, customer non-solicitation, employee non-solicitation, non-disparagement, intellectual property and assignment of inventions covenants in favor of the Company.

M. Scott Calhoun

We entered into a full-time service agreement with Mr. M. Scott Calhoun on December 30, 2024. This agreement entitles Mr. Calhoun to receive monthly salary payments of $15,000. Either party may terminate the service agreement by giving the other party not less than 30 days’ notice. The agreement does not provide for any severance payments in connection with the termination of Mr. Calhoun’s service.

Former Named Executive Officers

In connection with their separation in January 2024, no severance or other post-termination payments were made to Messrs. Hahn, Christians or Kiedel, and the Company waived the application of the non-competition covenants applicable to Messrs. Hahn, Christians and Kiedel under the terms of their respective employment agreements. Mr. Hahn received no compensation in 2024, and Mr. Christians received his accrued base salary for January and a payment for accrued unused vacation. Mr. Kiedel received compensation in 2024 pursuant to an agreement with the Company for his continued service as Managing Director during the month of January 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our NEOs as of December 31, 2024. Other than Mr. Kiedel, none of our other NEOs held any outstanding equity awards as of December 31, 2024.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Torsten Kiedel	November 17, 2021 (1)	3,018	–	$4.68	November 17, 2025

(1)	Mr. Kiedel, our former Chief Financial Officer, held options originally granted under the Company’s Conversion Stock Option Program to purchase 132,350 Ordinary Shares at an exercise price of €0.06 per share, pursuant to the terms of his grant agreement. As of December 31, 2024, after giving effect to historical share adjustments, these options were exercisable for 3,018 Ordinary Shares at an adjusted exercise price of €4.50 per share, as reflected in the table above. For purposes of the table above, the option exercise price was converted into United States dollars using the European Central Bank exchange rate of 1.0389 in effect as of December 31, 2024. The share options were granted on the date of the Company’s IPO, November 17, 2021 (“Grant Date”), with a four-year expiration period and a one-year waiting period from the Grant Date before they became exercisable.

Retirement Plan

The Company does not sponsor a retirement plan for its NEOs or other employees. Our NEOs provide services under individual service agreements and are not eligible for a company-sponsored retirement or other pension benefits. Employees of our German subsidiary participate in statutory retirement programs in accordance with applicable German law.

Clawback Policy

In December 2023, our supervisory board adopted our a “clawback” policy, designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The clawback policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a financial reporting measure is subject to recoupment.

Director Compensation

Non-Executive Directors' Remuneration

Our supervisory board was first established in 2021. As of February 1, 2024, the annual compensation package for services as a supervisory board member, including service on any committees of the supervisory board, consists of an annual retainer of $50,000.

For the year ended December 31, 2024, the former members of the Company’s supervisory board received compensation for their services during the month of January 2024, based on the same annual compensation structure that was in effect during 2023, prorated for their period of service. For the year ended December 31, 2023, the annual compensation packages for services as a supervisory board member consisted of €50,000 for the chairperson, €40,000 for the vice-chairperson and €25,000 for each regular supervisory board member. In addition, for membership in the audit committee, the chairperson received an annual compensation of €20,000 and each other member an annual compensation of €10,000. For membership in the compensation committee, the chairperson received an annual compensation of €12,000 and each other member an annual compensation of €6,000. For membership in the nomination and corporate governance committee, the chairperson received an annual compensation of €8,000 and each other member an annual compensation of €4,000.

The following table presents the total compensation for each person who served as a member of our supervisory board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to or pay any other compensation to any of the members of our supervisory board in 2024. Supervisory board members are entitled to reimbursement for reasonable and documented travel and out-of-pocket expenses incurred in connection with their service as members of the supervisory board.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Current Supervisory Board Members (1)
David Dodge	45,833	–	–	45,833
Christopher Schreiber	45,837	–	–	45,837
Owen May	8,333	–	–	8,333

Former Supervisory Board Members (2)
Sandra Vogt-Sasse	7,546 (3)	–	–	7,546 (3)
Thomas Wiedermann	6,900 (3)	–	–	6,900 (3)
Martin Sabbione	5,067 (3)	–	–	5,067 (3)
Johannes Trischler	44,182 (3)(4)	–	–	44,182 (4)

(1)

At the January 2024 EGM, David Dodge and Christopher Schreiber were appointed as members of the Company’s supervisory board as of the close of the January 2024 EGM. At the November 2024 EGM, Owen May was appointed as members of the Company’s supervisory board as of the close of the November 2024 EGM.

(2)

On January 30, 2024, as contemplated in the agreements related to the Yorkville Restructuring Investment, all of the members of our former supervisory board – Sandra Vogt-Sasse, Thomas Wiedermann, Martin Sabbione and Johannes Trischler – resigned from their positions on the Company’s supervisory board with effect as of the end of January 31, 2024.

(3)

All 2024 director compensation payments to our former supervisory board members were made on January 26, 2024. Amounts shown were paid in Euros and, for purposes of the above table, were converted into United States dollars using the European Central Bank exchange rate of 1.0871 in effect on the date of payment, January 26, 2024.

(4)

Mr. Trischler’s 2024 director compensation as a member of the Company’s supervisory board was $3,773. This amount was paid in euros and, for purposes of the above table, has been converted into U.S. dollars using the European Central Bank exchange rate of 1.0871 in effect on the date of payment, January 26, 2024. In addition, Mr. Trischler was employed by the Company’s Subsidiary until his termination on April 30, 2024. As an employee, he received salary payments totaling $39,780 and compensation for unused vacation of $629, for a combined total of $40,409. These employment-related amounts were paid in euros and converted into U.S. dollars using the average European Central Bank exchange rate of 1.0825 for the period from January 1, 2024 through April 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 24, 2025, regarding the beneficial ownership of our Ordinary Shares and our High Voting Shares known to us:

●	each person, or group of affiliated persons, known by us to own beneficially 5% or more of our outstanding Ordinary Shares or High Voting Shares;

●	each management board member, executive officer and supervisory board member; and

●	all management board members, executive officers and supervisory board members as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power, as well as any shares that the individual has the right to acquire within 60 days of March 24, 2025 through the exercise of any option, warrant or other right. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares held by that person.

The beneficial ownership of Ordinary Shares and High Voting Shares is based on 1,409,921 Ordinary Shares and 40,000 High Voting Shares issued and outstanding as of March 24, 2025.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Sono Group N.V., Waldmeisterstraße 93, 80935 Munich, Germany.

	Ordinary shares		High voting shares
Name of beneficial owner	Number	Percent	Number	Percent	Combined voting power
5% Shareholders
SVSE LLC (1)	230,751	16.4%	40,000	100%	51.1%
Bambino 255. V V UG (2)	177,417	12.6%	–	–	7.4%

Executive Officers and Directors
David Dodge	–	–	–	–	–
Christopher Schreiber	–	–	–	–	–
Owen May	–	–	–	–	–
George O’Leary (1)	230,751	16.4%	40,000	100%	51.1%
Martin Scott Calhoun	–	–	–	–	–
All current executive officers and directors as a group (5 persons)	230,751	16.4%	40,000	100%	51.1%

(1)

George O’Leary was appointed Managing Director, CEO and CFO of Sono Group N.V. at the January 2024 EGM. He is the sole member of SVSE, which is the holder of record of the Ordinary Shares and High Voting Shares presented. The securities held by SVSE are subject to a pledge agreement, dated February 5, 2024, by and between SVSE and Yorkville, pursuant to which the securities would accrue to Yorkville in the event that the Company defaults on certain of its payment obligations to Yorkville. If Yorkville and SVSE enter into the Call Option Agreement, as currently intended, the Call Option would enable Yorkville, at its discretion, to purchase all of the Ordinary Shares and High Voting Shares held by SVSE in one or more transactions prior to the Expiration Time, subject to certain limitations.

(2)

Based on a Schedule 13D filed with the SEC on June 14, 2024, Bambino 255. V V UG beneficially owns 177,417 of our Ordinary Shares (after giving effect to the Reverse Share Split), and has sole and dispositive power with respect to all of such shares. The address of Bambino 255. V V UG’s principal address is c/o Dentons GmbH Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft, Markgrafenstraße 33, 10117 Berlin, Germany.

Securities Authorized for Issuance Under Equity Compensation Plans

Following the restructuring of the Companies as a result of the former Self-Administration Proceedings and the corporate measures implemented in connection therewith, there is uncertainty over the future of the remuneration based on shares (share-based payment) programs, which may result in share options not being formally granted or, in some cases, cancellation of unexercised options, which may be done without compensation. Further, the Reverse Share Split with the exchange ratio of 1:75 may have a significant impact on options or awards granted.

Long-Term Incentive Plan (LTIP)

In November 2021, in conjunction with the consummation of our IPO, we established a new long-term incentive plan (the “LTIP”) with the purpose of advancing the interests of our shareholders and other stakeholders by enhancing our ability to attract, retain and motivate individuals who are expected to make important contributions to us. The LTIP governed issuances of equity and equity-based incentive awards from and after the consummation of our IPO. The maximum number of ordinary shares underlying awards granted pursuant to the LTIP (other than replacement awards under the LTIP) was not to exceed 10% of the Company’s issued share capital from time to time. The Company does not currently grant awards under LTIP or CSOP (as defined below) and currently does not intend to grant awards under the LTIP or CSOP in the future.

The LTIP was, as applicable, administered by (i) the management board, to the extent the administration or operation of the LTIP related to the grant of awards to a participant who was not a management board member or supervisory board member, as well as any other matter relating to such awards, (ii) the Company’s supervisory board, to the extent the administration or operation of the LTIP related to the grant of awards to participants who were members of the compensation committee established by the supervisory board, as well as any other matter related to such awards, or (iii) the compensation committee established by the supervisory board for all other matters related to the administration or operation of the LTIP (each of these bodies, where appropriate, the “Committee”).

Awards under the LTIP could be granted to our employees, the members of our management board and supervisory board, consultants or other advisors.

Awards under the LTIP could be granted in the form of stock options, stock appreciation rights, shares of restricted stock, restricted stock units, other share-based awards or a combination of the foregoing. The Committee had the ability to condition the right of an individual to exercise his or her awards upon the achievement or satisfaction of performance criteria.

In the event of a good leaver’s (as defined in the LTIP) termination of employment or service, all vested awards must be exercised or settled in accordance with their terms within a period specified by the Committee and all unvested awards shall be canceled automatically without compensation unless otherwise determined by the Committee or set forth in the applicable award documentation. In the event of a bad leaver’s (as defined in the LTIP) termination of employment or service, all vested and unvested awards will be canceled automatically without compensation.

In the event of a change in control (as defined in the LTIP) of the Company outstanding awards that are substituted or exchanged for equivalent replacement awards will be canceled. If outstanding rewards are not substituted or exchanged for equivalent replacement awards, the awards shall immediately vest and settle in full, unless otherwise decided by the Committee.

Conversion Stock Option Program (CSOP)

In December 2020, against the background of our intention to terminate all relevant benefits under former employee participation programs from 2017 and 2018 (respectively, the “VESP 2017” and “VESP 2018”) pursuant to which employees were granted virtual shares, we adopted our conversion stock option program (“CSOP”) under the LTIP in order to grant a total of 1,805,100 of stock options, each with an exercise price of €0.06, to the former beneficiaries under the VESP 2017 (except for one such beneficiary) and the VESP 2018, as well as one additional beneficiary, based on individual grant agreements.

Under the CSOP, the Company granted 1,401,240 fully vested stock options, each with an exercise price of €0.06 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021 to all former beneficiaries under the VESP 2017 (except for one beneficiary who had not accepted our offer to transfer to the CSOP), as well as the one aforementioned additional beneficiary (the “VESP 2017 Tranche”).

The VESP 2017 Tranche stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The VESP 2017 Tranche stock options will expire four years after the closing of our IPO.

In addition, the Company granted 403,860 stock options (as of June 2023 all these stock options were fully vested), each with an exercise price of €0.06 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021 to the former beneficiaries under the VESP 2018 (the “VESP 2018 Tranche”). The VESP 2018 Tranche stock options are generally subject to a three-year vesting period with 1/36 of the stock options granted to the relevant beneficiary incrementally vesting for each month of employment of such beneficiary depending on the relevant vesting start date as set out in the relevant individual grant agreement. The then-vested VESP 2018 Tranche stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The VESP 2018 Tranche stock options will expire four years after the closing of our IPO.

Immediately prior to the pricing of our IPO on November 16, 2021, we issued additional Ordinary Shares to all of our existing shareholders, replicating the effect of a share split. Each of our existing shareholders received 0.71 additional Ordinary Shares per Ordinary Share or High Voting Share held by them immediately prior to the pricing of our IPO, rounded down to the nearest integer. Our stock options reflect the effect of this issuance of shares, as the underlying securities for one stock option changed from one Ordinary Share to 1.71 Ordinary Shares, with issuable shares being rounded down to the nearest full integer.

Restricted Stock Units

Certain former supervisory board members received one-time awards of restricted stock units for Ordinary Shares (“RSUs”) under the LTIP in connection with the Company’s IPO and such individual’s appointment as a member of the supervisory board, starting from the date of the Company’s IPO. The awards were granted on November 21, 2021 and vest in four equal, annual installments on each anniversary of the grant date, with the fourth installment vesting on the earlier of (a) the fourth anniversary of the grant date or (b) the Company's annual general meeting of shareholders to be held in 2025. The number of RSUs, presented in the table below, represent the amount vested up to the respective resignation date.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders:
LTIP
CSOP	33,423	€4.50	–	*
RSUs (former supervisory board members)	266	€0.00	–	*
Total	33,689	€4.46	–

*

The LTIP, which previously covered the CSOP and RSUs awarded to former supervisory board members, was discontinued following the Company’s corporate restructuring in early 2024. As of December 31, 2024, no additional options, RSUs or other equity awards may be granted under the LTIP unless the Company’s management board resolves to reinstate the plan or a new equity compensation plan is adopted and, if required, approved by security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2023, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our supervisory board members, management board members, executive officers or holders of more than five percent of any class of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation” in Item 11 of Part III of this Annual Report.

Relationships with Executive Officers, Members of the Management Board and the Supervisory Board

We entered into service agreements with our former and current executive officers and supervisory board members as discussed in more detail under “Item 11. Executive Compensation—Service Agreements” above.

Relationships with Other Related Parties

Employee Participation Programs

Some of our former key management personnel participated in our former employee participation program. For details on this program, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans”.

Agreements with Yorkville

In the context of the former Self-Administration Proceedings and in connection with the First Commitment, the Companies entered into the Yorkville Investment Agreements with Yorkville in mid-November 2023, and on April 30, 2024, the Company and Yorkville entered into an amendment to the Funding Commitment Letter in connection with the Second Commitment. Pursuant to the Yorkville Investment Agreements, Yorkville committed to provide financing to the Company, subject to the Companies’ continued compliance with the terms of the Yorkville Investment Agreements. For more information, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Restructuring Investment“. Under the terms of the Funding Commitment Letter, funding from Yorkville in connection with the Yorkville Investment is to be provided by way of new interest-bearing convertible debenture(s). The convertible debenture with respect to the first tranche of the Yorkville Restructuring Investment was issued to Yorkville on February 6, 2024 for approximately $4.3 million and the convertible debenture with respect to the Second Tranche was issued to Yorkville on August 30, 2024 for approximately $3.3 million.

In connection with the Funding Commitment Letter, SVSE and Yorkville entered into both a pledge agreement (the “Pledge Agreement”) and a security agreement (the “Security Agreement”), each dated February 5, 2024, pursuant to which SVSE agreed to pledge and grant to Yorkville, as a third-party pledge, a security interest in certain financial assets, including, among others, all of the Ordinary Shares and High Voting Shares that SVSE currently holds or at any time acquires (collectively, the “Pledged Ownership Interests”). The Pledged Ownership Interests serve as collateral for the repayment of the Company’s obligations to Yorkville. In the event that the Company is in default of its payment obligations to Yorkville, following notification thereof to SVSE, the voting rights and dividend rights in the Pledged Ownership Interests would accrue to Yorkville. In certain instances, Yorkville may also have the right to enforce its right of pledge and sell the Pledged Ownership Interests, thereby using the proceeds from the sale to repay the amounts owed by the Company to Yorkville.

On June 20, 2024, in connection with the Yorkville Restructuring Investment, the Subsidiary and SVSE entered into a guaranty agreement (the “Guaranty”) for the benefit of Yorkville. Under the terms of the Guaranty, each of the Subsidiary and SVSE have agreed, among other things (i) to jointly and severally guarantee the payment of obligations owed by the Company to Yorkville in full when due and (ii) to guarantee the performance of all of the terms, covenants and conditions required to be kept, observed or performed by the Company in the Guaranty, the Funding Commitment Letter, the new convertible debentures, the Security Agreement and the Pledge Agreement. The Guaranty is irrevocable, absolute and unconditional and applies to all obligations owed by the Company to Yorkville whenever arising. Under the terms of the Guaranty, certain events of default would enable Yorkville, at its option and in its discretion, to accelerate some or all of the obligations so that they become immediately due and payable.

On December 30, 2024, the Company and Yorkville entered into the Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue to Yorkville the New Commitment Debenture in the aggregate principal amount of $5 million. The issuance and sale of the New Commitment Debenture is subject to certain conditions and limitations, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

The New Commitment Debenture, when issued, will mature on the one-year anniversary of the issuance date of the New Commitment Debenture. Further, interest will accrue on the outstanding principal balance of the New Commitment Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the New Commitment Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the New Commitment Debenture into Ordinary Shares at the lower of (i) the Fixed Conversion Price or (ii) the Variable Conversion Price; provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the New Commitment Debenture) then in effect and the nominal value of one Ordinary Share.

On December 30, 2024, the Company and Yorkville also entered into the Exchange Agreement, pursuant to which the Company agreed, subject to the satisfactions of certain conditions precedent, to issue 1,242 Preferred Shares, each with a nominal value of €300, to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the 2024 Debentures, the New Commitment Debenture (if issued) and the Advance Debentures. The closing of the transactions contemplated by the Exchange Agreement are subject to certain conditions precedent, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

On February 12, 2025, the Company and Yorkville entered into the First Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, (i) provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the First Advance Debenture and (ii) extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from January 15, 2025 to February 28, 2025. In addition, the parties agreed in the First Omnibus Amendment that any and all obligations of Yorkville to provide additional funding to the Company, including in connection with the Yorkville Restructuring Investment, shall be considered to be satisfied by the commitments made pursuant to the Securities Purchase Agreement and the First Omnibus Amendment.

On March 7, 2025, the Company and Yorkville entered into the Second Omnibus Amendment pursuant to which the parties agreed to modify the terms of the Exchange Agreement to (i) amend the floor price provided for in the Exchange Agreement and (ii) to extend the termination date with respect to the obligations of Yorkville under the Exchange Agreement from January 15, 2025 to April 15, 2025. In addition, the parties agreed in the Second Omnibus Amendment to extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from February 28, 2025 to April 15, 2025.

On March 25, 2025, the Company and Yorkville entered into the into the Third Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of the Second Advance Debenture. The issuance of the Second Advance Debenture further reduced the principal amount of the New Commitment Debenture to be issued to $3 million. Under the terms of the Third Omnibus Amendment, the New Commitment Debenture and the Advance Debentures fall within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto, including, among others, the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

The First Advance Debenture and the Second Advance Debenture will mature on February 12, 2026 and March 24, 2026, respectively. Further, interest accrues on the outstanding principal balance of the Advance Debentures at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Advance Debentures) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Advance Debentures into Ordinary Shares of the Company at the lower of (i) the Fixed Conversion Price or (ii) the Variable Conversion Price; provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the Advance Debentures) then in effect and the nominal value of one Ordinary Share.

In connection with the transactions contemplated by the Securities Purchase Agreement, Yorkville and SVSE, whose sole member is George O’Leary, the Company’s Chief Executive Officer and sole member of the management board, intend to enter into a call option agreement (the “Call Option Agreement”) before the issuance of the New Commitment Debenture, which is contingent on Nasdaq’s approval to list the Ordinary Shares on the Nasdaq Capital Market. Pursuant to the Call Option Agreement, SVSE will agree to provide Yorkville with a call option (the “Call Option”) to purchase all of the Ordinary Shares and High Voting Shares held by SVSE at a price of $0.1125 per Ordinary Share and $1.875 per High Voting Share. The Call Option will expire at 5:00 p.m. Eastern time on the four-year anniversary of the date of the Call Option Agreement (the “Expiration Time”), and may be exercised prior to the Expiration Time on multiple occasions with respect to a portion of the Ordinary Shares and High Voting Shares held by SVSE. Under the terms of the Call Option Agreement, Yorkville may not exercise the Call Option if, after giving effect to such exercise, Yorkville and any of its affiliates would beneficially own more than 4.99% of (i) the number of High Voting Shares outstanding, (ii) the number of Ordinary Shares outstanding, or (iii) the voting power of the total capital of the Company (including due to the voting rights of the High Voting Shares). Such ownership limitations may be waived by Yorkville upon not less than 65 days prior notice to the Company.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Grassi & Co., CPAs, P.C. (“Grassi”), our principal independent registered public accounting firm, for the years ended December 31, 2024 and December 31, 2023:

	2024	2023
	($ in millions)
Audit Fees(1)	$0.5	$0.8
Audit Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	0.5	0.8

(1)

“Audit Fees” include fees associated with the annual audit, consultations on various accounting issues, performance of local statutory audits and comfort letters and review of offering documents filed with the SEC.

(2)

“Audit Related Fees” include fees for professional services rendered by the principal accountant and not included under the prior category. These services include, among others, fees relating to the issuance of limited assurance and other review reports in connection with our offering of securities.

(3)	“Tax Fees” include fees for professional services rendered by the principal accountant for tax compliance, advice and planning.
(4)	“All Other Fees” include fees for products and services provided by the principal accountant, other than Audit Fees and Audit-Related Fees.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. The audit committee approved all of the services described above and determined that the provision of such services is compatible with maintaining the independence of Grassi.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(a)(1) Financial Statements

The Financial Statements required to be filed by Item 8 of this Annual Report, and filed in this Item 15, are as follows:

(a)(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the financial statements and notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed or furnished, as the case may be, as part of this Annual Report.

Exhibit No.	Description of Document
3.1

Articles of Association of Sono Group N.V. (translated into English) (incorporated herein by reference to Exhibit 3.1 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

3.2

Proposed amendment of the Company’s articles of association with Part A (English translation) (incorporated herein by reference to Exhibit 99.3 to the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on October 23, 2024)

3.3

Proposed amendment of the Company’s articles of association with Part B (English translation) (incorporated herein by reference to Exhibit 99.4 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on October 23, 2024)

3.4

Proposed amendment of the Company’s articles of association with Part C (increased authorized capital) (English translation) (incorporated herein by reference to Exhibit 99.5 to the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on October 23, 2024)

3.5

Form of internal rules of the Management Board of Sono Group N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on November 8, 2021)

3.6

Form of internal rules of the Supervisory Board of Sono Group N.V. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on November 8, 2021)

4.1*	Description of the rights of each class of securities registered under Section 12 of the Securities Exchange Act of 1934
10.1

Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on November 8, 2021)

10.2

Form of Long-Term Incentive Plan of Sono Group N.V. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC October 22, 2021)

10.3	Conversion Stock Option Program 2020 (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on October 22, 2021)
10.4

Form of Indemnification Agreement between Sono Group N.V. and members of the management board (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on October 22, 2021)

10.5

Form of Indemnification Agreement between Sono Group N.V. and members of the supervisory board (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on October 22, 2021)

10.6

Registration Rights Agreement by and between Sono Group N.V. and YA II PN, Ltd., dated December 7, 2022 (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form F-3 (File No. 333-268709 filed with the SEC on December 8, 2022)

10.7

Securities Purchase Agreement by and between Sono Group N.V. and YA II PN, Ltd., dated December 7, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form F-3 (File No. 333-268709) filed with the SEC on December 8,2022)

10.8

Form of Convertible Debenture issued to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form F-3 (File No. 333-268709) filed with the SEC on December 8, 2022)

10.9†

Restructuring Agreement between Sono Group N.V. and YA II PN, Ltd, dated 17 November 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.10

Amendment No. 1, dated February 2, 2024, to the Restructuring Agreement by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.11

Amendment No. 2, dated February 5, 2024, to the Restructuring Agreement by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.12†

Continuation Agreement between Sono Group N.V. and Sono Motors GmbH, dated November 20, 2023 (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.13†

Funding Commitment Letter issued by YA II PN, Ltd. and agreed to and acknowledged by Sono Group N.V., dated November 17, 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.14

Amendment No. 1, dated February 2, 2024, to the Funding Commitment Letter dated November 17, 2023 issued by YA II PN, Ltd. to Sono Group N.V. (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.15†

Amendment No. 2, dated April 30, 2024, to the Funding Commitment Letter dated November 17, 2023 issued by YA II PN, Ltd. to Sono Group N.V. (incorporated herein by reference to Exhibit 4.14 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.16

Shareholders Commitment Letter issued by Laurin Hahn and Jona Christians and agreed to and acknowledged by Sono Group N.V. and Sono Motors GmbH, dated November 17, 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.17	Settlement Agreement between Sono Group N.V. and Sono Motors GmbH (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)
10.18

Back-to-Back Letter of Comfort between Sono Group N.V. and Sono Motors GmbH (incorporated herein by reference to Exhibit 4.13 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.19†

Amendment No. 1, dated May 8, 2024, to the Back-to-Back Letter of Comfort between Sono Group N.V. and Sono Motors GmbH (incorporated herein by reference to Exhibit 4.18 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.20

Prolongation Agreement between YA II PN, Ltd. and Sono Group N.V., dated November 17, 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.14 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.21	Form of Convertible Debenture issued to YA II PN, Ltd.(incorporated herein by reference to Schedule 3 to Exhibit 4.10 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)
10.22

Sale and Transfer Agreement, dated February 1, 2024, by and among Laurin Hahn, Bambino 255. V V UG, SVSE LLC and Sono Group N.V.(1) (incorporated herein by reference to Exhibit 99.1 to Amendment No. 1 to Schedule 13D filed by Laurin Hahn with the SEC on March 25, 2024)

10.23

Sale and Transfer Agreement, dated February 1, 2024, by and among Jona Christians, Bambino 255. V V UG, SVSE LLC and Sono Group N.V.(1) (incorporated herein by reference to Exhibit 99.1 to Amendment No. 1 to Schedule 13D filed by Jona Christians with the SEC on March 25, 2024)

10.24

Guaranty Agreement, dated June 20, 2024, between SVSE LLC and Sono Motors GmbH, with and for the benefit of YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.23 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.25

Securities Purchase Agreement, dated December 30, 2024, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

10.26	Form of Secured Convertible Debenture (incorporated herein by reference to Exhibit 4.1 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)
10.27

Exchange Agreement, dated December 30, 2024, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

10.28

Form of Call Option Agreement, by and between SVSE LLC and YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.2 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

10.29

Omnibus Amendment to Transaction Documents, dated February 12, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on February 13, 2025)

10.30

Omnibus Amendment to Transaction Documents, dated March 7, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on March 7, 2025)

10.31

Omnibus Amendment to Transaction Documents, dated March 25, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2025)

10.32

Secured Convertible Debenture, dated February 12, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 13, 2025)

10.33

Secured Convertible Debenture, dated March 25, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on March 26, 2025)

19.1*	Insider Trading Policy of Sono Group N.V.
21.1	List of Significant Subsidiaries (incorporated herein by reference to Exhibit 21.1 of the Company’s Registration Statement on Form F-1 (File No. 333-260432) filed on October 22, 2021)
23.1*	Consent of Grassi & Co., CPAs, P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

(1) This exhibit contains a typographical error with respect to “Bambino 225. V V UG”. The correct legal name is “Bambino 255. V V UG”.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONO GROUP N.V.

Date: April 16, 2025	By:	/s/ George O’Leary
George O’Leary
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George O’Leary	Chief Executive Officer (Principal Executive Officer) and Member of the Management Board	April 16, 2025
George O’Leary

/s/ M. Scott Calhoun	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2025
M. Scott Calhoun

/s/ David Dodge	Chairperson of the Supervisory Board	April 16, 2025
David Dodge

/s/ Christopher Schreiber	Member of the Supervisory Board	April 16, 2025
Christopher Schreiber

/s/ Owen May	Member of the Supervisory Board	April 16, 2025
Owen May

Sono Group N.V.

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Supervisory Board and

Shareholders of Sono Group N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono Group N.V. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company (i) has incurred losses and negative cash flows from operations since inception, (ii) has an accumulated deficit and negative equity, (iii) is dependent on its ability to comply with the terms of certain investment related agreements to access the unfunded amounts provided for therein or obtain alternative financing, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph—Change in Accounting Framework

The Company adopted U.S. generally accepted accounting principles (U.S. GAAP) in place of International Financial Reporting Standards (IFRS) as its basis of accounting, effective January 1, 2025. The comparative financial information presented for current and prior periods has been retrospectively adjusted to conform to U.S. GAAP as detailed in Note 2 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

Explanatory Paragraph—Correction of an Error with a Prior Year Impact

As discussed in Note 2 to the consolidated financial statements, the 2023 consolidated financial statements has been restated to correct a misstatement in Research and Development expenses. The misstatement related to expenses recorded in the incorrect period. The correction of the misstatement resulted in an adjustment of Research and Development expenses in the year ended December 31, 2023 of $352k EUR. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Jericho, New York

April 16, 2025

SONO GROUP NV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	KEUR	KEUR
ASSETS
Current Assets
Cash	1,354	7,412
Inventory	304	–
Prepaid taxes	531	681
Prepaid expenses and other	103	778
Total Current Assets	2,292	8,871
Property, plant and equipment, net of accumulated depreciation of KEUR51 and KEUR-0- as of December 31, 2024 and 2023, respectively	129	–
Right of use lease assets	630	679
Total Assets	3,051	9,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	575	56,576
Lease liability, current portion	58	49
Convertible notes payable at fair value	24,035	25,629
VAT payable	487	14,350
Other current liabilities	5	4

Total Current Liabilities	25,160	96,608

Long-Term Liabilities
Lease liability, long term portion	572	630

Total Liabilities	25,732	97,238

Commitments and Contingencies (see Note 14)

Shareholders’ Equity
Ordinary Shares, par value €0.02 per share, 4,300,000 shares authorized, 1,409,885 and 1,408,895 shares issued and outstanding as of December 31, 2024 and 2023, respectively (1)	28	85
High Voting Shares, par value €0.5 per share, 53,400 shares authorized, 40,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively (1)	20	60
Additional paid-in capital	298,699	298,621
Accumulated deficit	(321,428)	(386,454)
Total Shareholders’ Equity	(22,681)	(87,688)

Total Liabilities and Shareholders’ Equity	3,051	9,550

(1)

In December 2024, the Company effected a 1-for-75 reverse share split for Ordinary Shares and High Voting Shares. All share and per-share data have been retroactively adjusted throughout this report to account for this share split. In connection with the reverse share split, the Company also decreased the nominal value per share from €0.06 to €0.02 for Ordinary Shares and from €1.50 to €0.5 for High Voting Shares. The amounts presented for the year ended December 31, 2023 reflect the prior nominal values of €0.06 and €1.50.

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023
	KEUR	KEUR
Revenue	–	42
Cost of sales	–	70

Gross margin	–	(28)

Operating Expenses and Costs
Selling and distribution expenses	678	1,110
General and administrative expenses	4,648	13,213
Research and development	1,118	16,136
(Gain)/Loss on deconsolidation/reconsolidation	(62,554)	21,778
Other Operating income	(398)	(976)
Total Operating Expenses and Costs	(56,508)	51,261

Income (Loss) from Operations	56,508	(51,289)

Other Income (Expenses)

Income/(Loss) from changes in fair value of convertible note payable carried at fair value	8,923	5,404
Interest income	–	13
Interest expense	–	(55)
(Loss)/Gain on foreign currency translation	(405)	220

Total Other Income (Expenses)	8,518	5,582

Net Income (Loss)	65,026	(45,707)

Net income (loss) per share to common shareholders:
Basic	€44.86	€(31.99)
Diluted	€3.77	€(31.99)

Weighted average number of common shares:
Basic	1,449,485	1,428,858
Diluted	17,254,895	1,428,858

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2024 AND 2023

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Equity
	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2022	1,212,614	5,457	40,000	4,500	277,308	(340,747)	(53,482)

Retroactive reclassification of par value in connection with December 2024 reverse share split	–	(6,255)	–	(4,440)	10,695	–	–
Convertible debentures conversion	195,011	877	–	–	11,190	–	12,067
Exercise of share options	1,270	6	–	–	–	–	6
Share-based compensation	–	–			(572)	–	(572)
Loss for the period	–	–			–	(45,707)	(45,707)

Balance at December 31, 2023	1,408,895	85	40,000	60	298,621	(386,454)	(87,688)

Retroactive reclassification of par value in connection with December 2024 change in nominal share price		(61)		(40)	101	–	–
Issuance of Ordinary Shares in connection with December 2024 reverse share split	9	-		–	–	–	–
Exercise of share options	981	4		–	–	–	4
Cancellation of options on termination		–		–	(23)	–	(23)
Income for the period		–		–	–	65,026	65,026

Balance at December 31, 2024	1,409,885	28	40,000	20	298,699	(321,428)	(22,681)

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended
	December 31, 2024 KEUR	December 31, 2023 KEUR

Cash Flows from Operating Activities
Net income (loss)	65,026	(45,707)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	18	29
Impairment of property, plant and equipment	–	3,842
Stock based compensation	(19)	(572)
Gain on deconsolidation / reconsolidation	(62,554)	(40,122)
Income / (loss) from changes in fair value of convertible note payable carried at fair value	(8,923)	(5,404)
Other non-cash (income) / expense	–	6,280
Movements in provisions	–	51,347
Interest paid	–	(49)
Changes in operating assets and liabilities:
Inventory	(304)	–
Prepaid taxes	150	–
Prepaid expenses and other	675	4,805
Right of use lease assets	49	78
Accounts payable and accrued expenses	5,106	16,656
Advance payments received from customers	–	(2,605)
Lease Liability	(49)	–
VAT payable	(13,862)	–
Net cash used in operating activities	(14,687)	(11,422)

Cash Flows from Investing Activities
Acquisition of property and equipment	(80)	(3,842)
Reconsolidation (deconsolidation) of the Subsidiary cash balance	1,305	(7,481)

Net cash provided by (used in) investing activities	1,225	(11,323)

Cash Flows from Financing Activities
Proceeds from the issuance of convertible notes	7,000	–
Proceeds from issue of shares on stock option scheme	–	6

Net cash provided by financing activities	7,000	6

Net increase / (decrease) in cash	(6,462)	(22,739)
Effect of currency translation on cash and cash equivalents	404	(206)

Cash at December 31, 2023	7,412	30,357
Cash at December 31, 2024	1,354	7,412

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	–	49
Cash paid during the period for income tax	–	–

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 - BUSINESS AND BUSINESS PRESENTATION

Business

Sono Group N.V. (“Sono N.V.” or the “Company”) is registered in the business register (Netherlands Chamber of Commerce) and its corporate seat is in Amsterdam. In November 2021, the Company successfully completed an initial public offering (IPO) and became listed on The Nasdaq Global Market (“Nasdaq Global Market”). The Company’s ordinary shares commenced trading on the Nasdaq Global Market under the ticker symbol “SEV” on November 17, 2021. On July 12, 2023 and August 28, 2023, the Company received notices from Nasdaq Global Market stating that the staff of the Listing Qualifications Department (the “Staff”) had determined that the Company’s securities will be delisted from Nasdaq in accordance with Nasdaq’s Listing Rules and notifying the Company of the suspension in trading of its ordinary shares as of the opening of business on July 21, 2023. On December 11, 2023, the Company received a decision of the Nasdaq Hearings Panel (the “Panel”) advising the Company that the Panel has determined to delist the Company’s ordinary shares from Nasdaq. On February 15, 2024, Nasdaq filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “SEC”) to complete the delisting. On July 2, 2024, the quoting of the Company’s ordinary shares commenced on OTCQB under the ticker symbol “SEVCF”.

The Company has its management in the United States of America since January 31, 2024. Prior to this date, the Company’s management was based in Germany. The business address of the Company is Waldmeisterstraße 93, 80935 Munich, Germany (trade register number: 80683568). Sono N.V.’s sole and wholly-owned subsidiary, Sono Motors GmbH (“Sono Motors” or the “Subsidiary”), is registered in the commercial register (Handelsregister) at the local court (Amtsgericht) of Munich, Germany, under HRB 224131. Sono Motors’ registered headquarters is Waldmeisterstraße 93, 80935 Munich, Germany. Sono N.V. is the ultimate parent of the Group. Hereinafter, Sono N.V. and its consolidated subsidiary collectively are referred to as “Sono Group”, or the “Group”, “Management”, “we” and “us”.

Sono Group intended to develop and manufacture electric vehicles with integrated solar panels (the “Sion passenger car program”). In addition, it planned to license its solar technology to other Original Equipment Manufacturers (“OEMs”). However, on February 24, 2023, Sono Group announced the decision to terminate the Sion passenger car program and to pivot the business model to exclusively retrofitting and integrating Sono Group’s solar technology onto third party vehicles due to lack of available funding. As a consequence, management decided to apply for the opening of the self-administration proceedings with respect to Sono N.V. and Sono Motors (the “Self-Administration Proceedings”) on May 15, 2023. The Subsidiary withdrew its application for Preliminary Self-Administration Proceedings (as defined herein) on January 31, 2024, and the Subsidiary exited its Self-Administration Proceedings on February 29, 2024. See “Note 3 Liquidity and Going concern” for additional information.

These consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

On a consolidated basis, the Company’s operations are comprised of the parent company, Sono N.V. and its subsidiary, Sono Motors. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial reporting. All amounts referred to in the notes to the consolidated financial statements are presented in euros (EUR) and have been rounded to the nearest thousand, unless otherwise stated. Substantially all of the Company’s operations are conducted in EUR and the current reporting currency is the same as the functional currency.

At the end of the second quarter of 2024, the Company determined that it no longer qualified as a foreign private issuer under the SEC rules. As a result, beginning January 1, 2025, the Company became subject to the reporting requirements applicable to U.S. domestic issuers. Accordingly, these consolidated financial statements have been prepared in accordance with U.S. GAAP, and the transition from International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”), has been applied retrospectively to all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about cash flow and fair value assumptions associated with measurements of convertible notes payable carried at fair value, valuation of inventory; the valuation and recognition of stock-based compensation expense; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

For financial statement purposes, the Company considers all cash in the bank to be cash.

Leases

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as ROU assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s consolidated balance sheets.  Additionally, the Company elected the exemption available under ASC 842-20-25-2 for short term lease agreements and recognizes lease payments on a straight line basis.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 8 for more complete details on balances as of the reporting periods presented herein.

Inventory

Inventory consisting of stock used in development, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Stock counts are taken routinely and obsolete, outdated inventory is directly charged off to cost of goods sold.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Fair Value of Assets and Liabilities

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards have established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

● Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities;

● Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data;

● Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes a binomial lattice option pricing model to estimate the fair value of options, warrants, beneficial conversion features and other Level 3 financial assets and liabilities. The Company believes that the binomial lattice model results in the best estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fairly value these instruments and, unlike less sophisticated models like the Black-Scholes model, it also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and nonemployees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company uses a binomial lattice pricing model to estimate the fair value of options and warrants granted.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. No income tax has been provisioned for the years ended December 31, 2024 and 2023, since the Company has sustained losses historically and has substantial net operating loss carryforwards for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, accounts payable, and accrued liabilities approximated their fair value.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income / (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the year ended December 31, 2023 the Company reported a net loss and excluded all outstanding stock options and other dilutive securities from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive. As of December 31, 2024 the Company reported net income and accordingly, included outstanding stock options and the shares indexed to the Convertible Notes Payable at Fair Value of 33,689 and 15,771,230 respectively.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment, solar retrofitting of vehicles.

Correction of an Error in Research and Development Expenses

During the preparation of the financial statements for the year ended December 31, 2024, the Company identified an error resulting from the misclassification of certain costs associated with research and development activities. Specifically, amounts incurred for services provided in fiscal year 2023 were erroneously recorded within fiscal year 2024.

The error has been corrected retrospectively by reclassifying the affected amounts to the proper fiscal year. As a result, 2023 Research and Development expenses which had been reported at $15,783 was restated to $16,136 and Accounts payable and accrued expenses which had been reported at $55,798 was restated to $56,576. The accumulated deficit was restated as a result of the foregoing changes from $385,677 to $386,454.

Recently Issued Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for the Company for fiscal years beginning after December 15, 2025, and interim periods within those periods. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Recently Adopted Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued ( April 1, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before April 1, 2026.

The Company is subject to a number of risks, including uncertainty related to product development and generation of revenues and positive cash flow from its Sono Motors GmbH division and a dependence on outside sources of capital. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure.

As of December 31, 2024, the Company had cash balances of EUR1.4 million, a working capital deficit of EUR22.9 million and an accumulated deficit of EUR(321.4) million. For the year ended December 31, 2024, the Company had net income of EUR65.0 million, which includes a gain from deconsolidation/reconsolidation. The Company used cash from operating activities of EUR(14.7) million. The Company expects to continue to incur small net losses and have net cash outflows for at least the next 12 months, offset by cash flows from financing activities.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, if the additional funding commitment from YA II PN, Ltd (“Yorkville”) is achieved based upon the notification from Nasdaq of our uplisting to the Nasdaq Capital Market, which cannot be guaranteed, the Company will have sufficient funds to meet its obligations within one year from the date of the consolidated financial statements. Based upon this uncertainty, Management has concluded that there is substantial doubt that the company will continue as a going concern.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 – DECONSOLIDATION DUE TO LOSS OF CONTROL

Gain from Deconsolidation and Extinguishment of Debt

At the close of February 2023, Sono Group announced the decision to restructure the business model to focus exclusively on retrofitting and integrating solar technology into third-party vehicles going forward. At the same time, Sono Group discontinued the Sion passenger car program with immediate effect and terminated approximately 250 employees. Management ultimately concluded that Sono Motors was over-indebted and faced impending illiquidity (drohende Zahlungsunfähigkeit), with Sono N.V., in turn, becoming over-indebted and also facing impending illiquidity. Consequently, management decided to apply for the opening of self-administration proceedings with respect to Sono N.V. and Sono Motors with the goal of sustainably restructuring the business.

On May 15, 2023, Sono N.V. applied to the insolvency court of Munich, Germany (the “Court”), to permit the opening of a self-administration proceeding (Eigenverwaltung) with respect to Sono Group N.V. pursuant to Section 270 (b) of the German Insolvency Code (Insolvenzordnung). On the same day, Sono Motors GmbH applied to the same court to permit the opening of self-administration proceeding in the form of a protective shield proceeding (Schutzschirmverfahren) with respect to Sono Motors GmbH pursuant Section 270 (d) of the German Insolvency Code. Sono Group N.V. conducts its business through its subsidiary Sono Motors GmbH, and is jointly referred to as “the Company”.

Self-administration proceedings are debtor-in-possession type proceedings under German insolvency law, which are available to businesses in financial distress and typically aim to preserve the business and the entity that are the subject of the proceedings. In these proceedings, Management retains control and operation of the subject company’s business under the supervision of a custodian, who is initially appointed on a preliminary basis (vorläufiger Sachwalter) and is primarily responsible for monitoring the subject company’s compliance with German insolvency law.

On May 17 and May 19, 2023, respectively, the Court admitted the opening of Self-Administration Proceedings with respect to the Company and the Subsidiary on a preliminary basis (the “Preliminary Self-Administration Proceedings”). The Court also appointed preliminary custodians for each of the Company and the Subsidiary in their respective Preliminary Self-Administration Proceedings. On September 1, 2023, the Court opened the Self-Administration Proceedings with respect to the Subsidiary (the “Opened GmbH Self-Administration Proceedings”).

As a result, considering all facts and conditions, management concluded that Sono N.V. lost control over Sono Motors upon opening of insolvency proceedings in self-administration (protective shield proceedings, May 19, 2023). Sono N.V. therefore deconsolidated Sono Motors as of May 19, 2023 in accordance with ASU 810-10-55.

Upon loss of control, Sono N.V. derecognized the assets and liabilities of Sono Motors from the consolidated statement of financial position, recognized its remaining investment retained in Sono Motors at its fair value and subsequently accounted for the investment under the equity method of accounting pursuant to ASU 810-10-55.

In connection with the deconsolidation, the Company recognized no fair value of the subsidiary at the date of deconsolidation, derecognized the carrying value of assets and liabilities transferred, and recorded a gain for the excess of liabilities extinguished over the carrying value of assets derecognized. Additionally, the Company recognized a provision for potential creditor claims during the Self-Administration Proceedings. The provision was charged against the deconsolidation gain. The net deconsolidation gain and reversal of the parental guarantee provision was EUR62.6 million.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Reconsolidation of Sono Motors GmbH

On March 1, 2024, the Company was deemed to have regained control of Sono Motors. The Company recorded the fair value of net assets consolidated at March 1, 2024. The following table reflects the March 1, 2024 Balance Sheet of Sono Motors:

March 1, 2024 KEUR

Cash	1,305
Prepaid taxes	239
Prepaid expenses and other current assets	559
Fixed assets	66
Accounts payable and other liabilities	(191)
Net assets recorded on reconsolidation	1,978

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 5 – PREPAID EXPENSES AND OTHER

Prepaid and other expenses as of December 31, 2024 and 2023 were KEUR103 and KEUR778, respectively.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of December 31, 2024 and 2023 were as follows:

	2024 KEUR	2023 KEUR
Machinery & equipment	180	–
Accumulated depreciation	(51)	–

	129	–

Depreciation expense during the years ended December 31, 2024 and 2023 was $18 and $29, respectively.

NOTE 7 – LEASES

The Company leases its office and warehouse space. The lease has a remaining life of 5yrs. The Company accounts for its leases according to ASC 842 Leases.

Lease expense was $169 and $209 in the years ended December 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities were as follows as of December 31, 2024:

KEUR
2025	167
2026	167
2027	167
2028	167
2029 and beyond	392
Total Lease payments	1,060
Less interest	430
Present value of lease payments	630

Balance Sheet Classification	Liability KEUR	Asset KEUR
Current	58
Long term	572	630
Total Lease	630	630

The lease was calculated over a 122 month period at a weighted average discount rate of 18%.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of December 31, 2024 and 2023 were as follows:

	2024 KEUR	2023 KEUR
Trade accounts payable	575	1,049
Insolvency related payables	–	1,668
Accrued payroll liabilities	–	–
Parental guarantee provision	–	53,860
Total accounts payable and accrued liabilities	575	56,576

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 9 – CONVERTIBLE NOTES PAYABLE AT FAIR VALUE

As of December 31, 2024 and 2023, the estimated fair value of our convertible debt is as follows:

	2024 KEUR	2023 KEUR

Face value $27,656 convertible notes due December 7, 2023 (in default)	24,035	25,629

On December 7, 2022, the Company entered into a share purchase agreement with Yorkville to purchase up to $31.1 million in convertible debentures (the “ 2022 Debentures”). On February 5, 2024 and August 30, 2024, Company issued additional convertible debentures in the amounts of $4.3 million and $3.3 million, respectively, (the “February 2024 Debenture” and "August 2024 Debenture” respectively, and together, the “2024 Debentures”), pursuant to a funding commitment letter entered into between the Company and Yorkville in connection with Sono Group’s restructuring in connection with the Self-Administration Proceedings. The following table reflects the outstanding debt and accrued interest for each tranche as of December 31, 2024 and December 31, 2023:

December 31, 2024	Issue Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	11,100	2,370
Tranch-2 @4% (12% - default rate)	December 8, 2022	8,150	1,657
Tranch-3 @4% (12% - default rate)	December 20, 2022	750	153
Tranch-4 @12% (18% - default rate)	February 5, 2024	4,318	470
Tranch-5 @12% (18% - default rate)	August 30, 2024	3,338	136

Total		27,656	4,785

December 31, 2023	Issue Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	11,100	1,034
Tranch-2 @4% (12% - default rate)	December 8, 2022	8,150	676
Tranch-3 @4% (12% - default rate)	December 20, 2022	750	62

Total		20,000	1,772

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The 2022 Debentures carry a coupon of 4% and were convertible into common stock at the holder’s option at, the lower of (i) $1.75, or (ii) 96.5% of the lowest daily VWAP of the Ordinary Shares during the (7) consecutive Trading Days immediately preceding the conversion date or other date of determination). As a result of the amendment described below, the 2022 Debentures have a maturity date of the later of July 1, 2025 or 12 months from the issuance date of each such new note. The 2022 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 12%. Resulting from the Company’s application for its Self-Administration Proceedings, the 2022 Debentures have been in default since May 15, 2025.

In November 2023, the contractual terms of the 2022 Debentures were renegotiated and significantly amended resulting in modified convertible debentures. The maturity date was extended until July 1, 2025. The conversion price was changed to the lower of USD 0.25 and 85% of the minimum daily volume-weighted average price on the seven trading days before conversion, provided that the conversion price will not be below the nominal value of EUR 0.06, as translated to USD, and, if and only if the shares of Sono Group are listed and traded on Nasdaq on the relevant conversion date, the conversion price will not be lower than the Floor Price of USD 0.006.

The 2024 Debentures carry a coupon of 12% and are convertible into common stock at the holder’s option at, the lower of (x) a price per Ordinary Share equal to $18.75 or (y) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the date of conversion (the “2024 Variable Conversion Price”); provided, that the 2024 Variable Conversion Price may not be lower than (i) a price equal to 20% of the closing price of the ordinary shares on the trading day immediately prior to the issuance date of the debenture and (ii) the nominal value of one ordinary share. The 2024 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 18%.  The February 2024 Debenture has a maturity date of July 1, 2025, and the August 2024 Debenture has a maturity date of August 30, 2025.

The Company has evaluated the terms and conditions of the convertible notes under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the variable number of shares issuable at conversion. Therefore, the conversion feature requires bifurcation and liability classification. Rather than bifurcating and recording the embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The carrying value of the convertible notes, which under ASC 815-15-25-4 is Fair Value, is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of December 31, 2024 and 2023 are as follows:

	2024	2023
Indexed common shares	18,537,485	12,441,365
Fair value per share	$1.24	$1.86
Total Fair Value of Convertible Notes	EUR24,035	EUR25,629

The Company utilized a binomial lattice option pricing model to estimate the fair value per share of the underlying common equity. The Company believes that the binomial lattice model results in the best estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fairly value these instruments and, unlike less sophisticated models like the Black-Scholes model, it also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments. The table below reflects the assumptions used as inputs to the binomial lattice option pricing model.

Assumption	December 31, 2024	December 31, 2023

Closing price of underlying common equity	$4.18	$5.92
Exercise price	$1.75	$1.64
Volatility of underlying common equity	150%	150%
Remaining term (in years)	1	1
Risk Free treasury rates	4.18%	4.20%
Foreign exchange rate at year end USD/EUR	1.0389	1.105

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 10 – SHAREHOLDERS’ EQUITY

As of December 31, 2024, the Company had authorized share capital of 4,300,000 ordinary shares with a nominal value of €0.02 per share and 53,400 high voting shares with a nominal value of €0.50 per share. As of December 31, 2024, 1,409,885 ordinary shares and 40,000 high voting shares were issued and outstanding.

On December 23, 2024, the Company amended its articles of association to implement a reverse share split (the “Reverse Share Split”) of both its ordinary shares and high voting shares at a ratio of 1-for-75. The Reverse Share Split had been previously approved by the Company’s shareholders at an extraordinary general meeting held on January 31, 2024 (the “January 2024 EGM”). The Reverse Share Split took market effect on January 6, 2025, following confirmation from the Financial Industry Regulatory Authority (“FINRA”) that it had received and reviewed all necessary documentation to process the Reverse Share Split.

In connection with the Reverse Share Split, every 75 ordinary shares issued and outstanding immediately prior to the Reverse Share Split were converted into one ordinary share, and every 75 high voting shares were converted into one high voting share. Fractional shares resulting from the Reverse Share Split were rounded down to the nearest whole number, with no cash or other compensation paid in lieu of fractional shares. All share and per-share data have been retroactively adjusted throughout this report to account for this share split. In connection with the reverse share split, the Company also decreased the nominal value per share from €0.06 to €0.02 for Ordinary Shares and from €1.50 to €0.5 for High Voting Shares. The amounts presented for the year ended December 31, 2023 reflect the prior nominal values of €0.06 and €1.50.

As a result of these actions, the presentation of the Company’s ordinary shares and high voting shares in the consolidated financial statements as of December 31, 2024 and 2023 has been adjusted to reflect the post-split basis for comparative purposes.

Stock Options

In December 2020, against the background of our intention to terminate all relevant benefits under former employee participation programs from 2017 and 2018 (respectively, “VESP 2017” and “VESP 2018”) pursuant to which employees were granted virtual shares, we adopted our conversion stock option program under the LTIP (“CSOP”). Under the CSOP, the Company granted 1,850,100 fully vested stock options, each with an exercise price of €0.06 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021. The stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The stock options will expire four years after the closing of our IPO.

Certain former supervisory board members received one-time awards of restricted stock units for Ordinary Shares (“RSUs”) under the LTIP in connection with the Company’s IPO and such individual’s appointment as a member of the supervisory board, starting from the date of the Company’s IPO. The awards of a total of 63,868 RSUs were granted on November 21, 2021 and vest in four equal, annual installments on each anniversary of the grant date, with the fourth installment vesting on the earlier of (a) the fourth anniversary of the grant date or (b) the Company's annual general meeting of shareholders to be held in 2025. As of December 31, 2022 there were 15,967 RSUs fully vested. As of December 31, 2023 there were 19,724 RSUs fully vested. Due to termination of the former supervisory board members no further RSUs were vested in the year 2024.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

For purposes of the table below, all outstanding stock options and exercise prices have been retrospectively adjusted to reflect the Reverse Share Split implemented on December 23, 2024. The following table summarizes stock option activity as of and for the years ended December 31, 2024 and 2023:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price EUR	Weighted Average Remaining Contractual Term (Yrs)	Average Intrinsic Value EUR
Outstanding at January 1, 2023	37,924	4.23	3.2	–
Granted during the period	–
Exercised during the period	1,023
Forfeited during the period	1,535

Outstanding December 31, 2023	35,119	4.41	2.0	–
Granted during the period	–
Exercised during the period	981
Forfeited during the period	–

Outstanding at December 31, 2024	33,689	4.46	0.9	–

Exercisable at December 31, 2024	33,689	4.46	0.9	–

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES

The table below provides details on general and administrative expenses:

	December 31, 2024 KEUR	December 31, 2023 KEUR
Professional fees	2,546	6,241
Personnel costs	1,517	3,427
Building lease expense	169	209
Insurance	140	2,713
Software fees and subscriptions	96	397
Other expenses	180	226
Total general and administrative expenses	4,648	13,213

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES

	December 31, 2024 KEUR	December 31, 2023 KEUR
Development costs	237	1,990
Professional fees	184	2,700
Personnel expenses	654	8,231
Software fees and subscriptions	22	517
Impairment	–	2,642
Other expenses	21	56

Total research and development expenses	1,118	16,136

NOTE 13 – SELLING AND DISTRIBUTION EXPENSES

	December 31, 2024 KEUR	December 31, 2023 KEUR
Personnel expenses	565	693
Advertising and marketing	112	403
Other expenses	1	14

Total selling and distribution expenses	678	1,110

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled on notice.

Litigation

None.

NOTE 15 – INCOME TAXES

Current tax assets and liabilities

Current tax assets and liabilities are measured at the amount expected to be recovered from or paid to the taxation authorities based on the tax rates and tax laws that are enacted or substantively enacted at the end of the reporting period.

Deferred taxes

Deferred tax is recognized using the liability method on temporary differences as of the end of the reporting period between the carrying amounts of assets and liabilities and their tax bases.

Deferred tax liabilities are recognized for all taxable temporary differences. The only exception is if the deferred income tax arises from initial recognition of an asset or liability in a transaction other than a business combination which, at the time of the transaction, affects neither accounting profit or loss nor taxable profit or loss. Deferred tax liabilities are recognized for all taxable temporary differences associated with investments in subsidiaries and associates, except where the Group is able to control the reversal of the temporary differences, and it is probable that the temporary difference will not reverse in the foreseeable future.

Deferred tax assets are recognized for deductible temporary differences and to the extent that it is probable that future taxable income will allow the deferred tax asset to be realized.

Deferred tax assets and deferred tax liabilities are measured at the tax rates that are expected to apply in the year when the asset is realized, or the liability is settled based on tax rates (and tax laws) that have been enacted or substantively enacted by the end of the reporting period. Deferred tax assets may only be recognized up to the amount of the deferred tax liabilities as it is not sufficiently probable that future taxable profit will be available against which they can be utilized.

If transactions and other events are recognized directly in equity, any related taxes on income are also recognized directly in equity. As transaction costs are recognized in the capital reserve, corresponding (deferred) tax effects are recognized partly due to the loss situation of Sono Group and the fact that deferred taxes for losses carried forward were partly recognized at the level of Sono N.V.

Deferred tax assets and deferred tax liabilities are offset if there is a legally enforceable right to offset current tax assets and current tax liabilities and these relate to income taxes levied by the same tax jurisdiction.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Rate Reconciliation

	2024	2023

Pre-tax book Income (Loss)	63,973	(56,028)
Expected tax/(benefit) at 32.98% international statutory rates	(21,098)	(18,478)
Current Year Change in Valuation Allowance	21,098	18,478

Income tax expense	–	–

Deferred Tax Assets/(Liab.) Detail

	2024	2023

NOL DTA	106,429	103,436
(Gain) From Change in FV of Convertible Debt	(242)	(242)
Unrecognized tax losses	1,274	1,274
Permanent differences	–	–
Tax deductible transaction cost	–	114
CSOP non tax deductible expenses	–	179
RSU supervisory board	–	(34)
ESOP non tax deductible expenses	–	(108)
Non tax deductible expenses	–	8
Net Deferred Tax Asset	107,461	104,627
Less valuation allowance	(107,461)	(104,627)
Deferred Tax Assets	–	–

The table above presents the gross deferred taxes only for reasons of understanding and completeness, as no deferred taxes have been recognized due to a (deferred tax asset/liabilities) net position of zero. As the net deferred tax asset was not booked in a first step, no valuation allowance is booked. Given the loss history of the Company, deferred tax assets are not recognized on the balance sheet. The amount of deferred tax assets/liabilities as of December 31, 2024 and 2023 are zero.

There are no deferred taxes with regard to Outside Basis Differences as those are permanent differences.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the short-term nature of such instruments. The Company measures certain financial instruments at fair value on a recurring basis, including certain convertible notes payable, derivative financial instruments arising from conversion features embedded in convertible notes for which the conversion rate was not fixed, and equity-class. All financial instruments carried at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2024 and 2023:

As of December 31, 2024 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			24,035	24,035
Total Liabilities			24,035	24,035

As of December 31, 2023 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			25,629	25,629
Total Liabilities			25,629	25,629

Convertible notes payable is a Level 3 financial instrument that is measured at fair value on a recurring basis. Gains/(Losses) from the change in fair value of convertible notes payable were KEUR8,923 and KEUR5,404, respectively.

Convertible Notes Payable at Fair Value
KEUR
Balance December 31, 2022	32,011
Changes resulting from foreign exchange rates and other	(978)
Fair value measurement (gain)/loss	(5,404)
Balance December 31, 2023	25,629
Proceeds from new borrowing	7,000
Changes resulting from foreign exchange rates and other	329
Fair value measurement (gain)/loss	(8,923)
Balance December 31, 2024	24,035

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 17 – SUBSEQUENT EVENTS

On December 23, 2024, the Company amended its articles of association to implement the Reverse Share Split. The Reverse Share Split was previously approved by the Company’s shareholders at the January 2024 EGM. The Reverse Share Split took market effect on January 6, 2025, following confirmation from the Financial Industry Regulatory Authority that it had received and reviewed all necessary documentation to process the Reverse Share Split. See “Note 10–Shareholders’ Equity”.

On December 30, 2024, the Company and Yorkville entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company agreed, subject to the satisfactions of certain conditions precedent, to issue 1,242 shares of preferred stock of the Company (the “Preferred Shares”), each with a nominal value of €300, to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the New Commitment Debenture (if issued) and the Advance Debentures (as defined herein) (the “Debt Conversion”).

Under the terms of the Exchange Agreement, as amended on February 12, 2025, March 7, 2025 and March 25, 2025, the Company agreed to issue 1,242 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the New Commitment Debenture (if issued) and the Advance Debentures. In connection with the conversion of each Preferred Share, the effective conversion price (the “Effective Conversion Price”) per share will be equal to 85% of the lowest daily volume weighted average price of the Company’s ordinary shares during the 10 trading days immediately preceding the date of the notice of conversion, subject to a floor price equal to (i) $4.00, from the closing date until the end of the day that is six months from the date the ordinary shares are listed on the Nasdaq Capital Market, and (ii) $1.00 thereafter.

On February 12, 2025, the Company and Yorkville entered into the into an Omnibus Amendment to Transaction Documents (the “First Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Exchange Agreement and the terms of the securities purchase agreement entered into between the Company and Yorkville on December 30, 2024 (the “Securities Purchase Agreement”). Under the terms of the Securities Purchase Agreement, Yorkville committed to provide limited financing to the Company in the amount of $5 million (the “Yorkville Commitment”) in the form of a new convertible debenture (the “New Commitment Debenture”), subject to certain conditions and limitations, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of its ordinary shares on the Nasdaq Capital Market. The First Omnibus Agreement modified the terms of the Securities Purchase Agreement to, among other things, (i) provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a $1,000,000 secured convertible debenture (the “First Advance Debenture”), and (ii) extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from January 15, 2025 to February 28, 2025. In addition, the parties agreed in the First Omnibus Amendment that any and all obligations of Yorkville to provide additional funding to the Company, including any obligations arising under the including in connection with the funding commitment letter entered into between the Company and Yorkville that became effective on November 20, 2023, shall be considered to be satisfied by the commitments made pursuant to the Securities Purchase Agreement and the First Omnibus Amendment. In addition, under the terms of the First Omnibus Amendment, the Company and Yorkville amended the Exchange Agreement to include the First Advance Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On March 7, 2025, the Company and Yorkville entered into a second Omnibus Amendment to Transaction Documents (the “Second Omnibus Amendment”) pursuant to which the parties agreed to modify the terms of the Exchange Agreement to (i) amend the floor price provided for in the Exchange Agreement and (ii) to extend the termination date with respect to the obligations of Yorkville under the Exchange Agreement from January 15, 2025 to April 15, 2025. In addition, the parties agreed in the Second Omnibus Amendment to extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from February 28, 2025 to April 15, 2025.

On March 25, 2025, the Company and Yorkville entered into the into a third Omnibus Amendment to Transaction Documents (the “Third Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a second $1,000,000 secured convertible debenture (the “Second Advance Debenture” and together with the First Advance Debenture, the “Advance Debentures”). As a result of the issuance of the Advance Debentures, and pursuant to the Second Omnibus Amendment, the New Commitment Debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $3,000,000. Under the terms of the Third Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the New Commitment Debenture and the Advance Debentures within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

The First Advance Debenture and the Second Advance Debenture will mature on February 12, 2026 and March 24, 2026, respectively. Further, interest accrues on the outstanding principal balance of the Advance Debentures at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Advance Debentures) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Advance Debentures into ordinary shares of the Company at the lower of (i) a price per ordinary share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the ordinary shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Price”); provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the Advance Debentures) then in effect and the nominal value of one Ordinary Share.