Form 10-Q
period 2025-03-31
Sono Group N.V.
filed 2025-05-20
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41066

__________________________

Sono Group N.V.

(Exact name of registrant as specified in its charter)

__________________________

The Netherlands	98-1828632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sono Group N.V.

Waldmeisterstraße 93, 80935

Munich, Germany

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +49 (0)89 4520 5818

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.** Yes ☐ No ☐

** As described in more detail in this quarterly report on Form 10-Q, the registrant was involved in preliminary self-administration proceedings under German insolvency law before the local court of Munich, Germany from mid-May 2023 through January 31, 2024. Since no insolvency plan providing for the distribution of securities was confirmed by the court, the registrant has not checked either of the boxes above.

As of May 15, 2025, there were 1,409,921 ordinary shares, nominal value €0.02 per share, of the registrant outstanding and 40,000 high voting shares, nominal value €0.50 per share of the registrant outstanding.

Sono Group N.V.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONO GROUP N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
	KEUR	KEUR
ASSETS
Current Assets
Cash	801	1,354
Inventory	348	304
Prepaid taxes	541	531
Prepaid expenses and other	103	103
Total Current Assets	1,793	2,292
Property, plant and equipment, net of accumulated depreciation	121	129
Right of use lease assets	617	630
Total Assets	2,531	3,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	451	575
Lease liability, current portion	126	58
Convertible notes payable at fair value	15,305	24,035
VAT payable	-	487
Other current liabilities	2	5

Total Current Liabilities	15,884	25,160

Long-Term Liabilities
Lease liability, long term portion	491	572

Total Liabilities	16,375	25,732

Commitments and Contingencies (see Note 14)

Shareholders’ Equity
Ordinary Shares, par value €0.02 per share, 4,300,000 shares authorized, 1,409,921 and 1,409,885 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (1)	28	28
High Voting Shares, par value €0.5 per share, 53,400 shares authorized, 40,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (1)	20	20
Additional paid-in capital	298,699	298,699
Accumulated deficit	(312,591)	(321,428)
Total Shareholders’ Equity	(13,844)	(22,681)

Total Liabilities and Shareholders’ Equity	2,531	3,051

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME (LOSS)

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended March 31,
	2025	2024
	KEUR	KEUR
Revenue	26	-
Cost of sales	20	-

Gross margin	6	-

Operating Expenses and Costs
Selling and distribution expenses	240	53
General and administrative expenses	1,135	1,134
Research and development	440	221
Gain on deconsolidation/reconsolidation	-	(62,734)
Other Operating (income)/loss	(3)	13
Total Operating Expenses and Costs	1,812	(61,313)

(Loss)/Income from Operations	(1,806)	61,313

Other Income (Expenses)

Income from changes in fair value of convertible note payable carried at fair value	10,331	21,062
Gain (Loss) on foreign currency transactions	312	(1,498)

Total Other Income	10,643	19,564

Net Income	8,837	80,877

Net income per share to common shareholders:
Basic	€6.09	55.80
Diluted	0.86	5.49

Weighted average number of common shares:
Basic	1,449,918	1,449,485
Diluted	10,302,853	14,727,612

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Equity
	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2023	1,408,895	85	40,000	60	298,621	(386,454)	(87,688)

Income for the period		-		-	-	80,877	80,877

Balance at March 31, 2024	1,408,895	85	40,000	60	298,621	(305,577)	(6,811)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Equity
	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2024	1,409,885	28	40,000	20	298,699	(321,428)	(22,681)

Issuance of Ordinary Shares in connection with December 2024 reverse share split	36	-	-	-	-	-	-
Income for the period		-		-		8,837	8,837

Balance at March 31, 2025	1,409,921	28	40,000	20	298,699	(312,591)	(13,844)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the three months ended
	March 31, 2025 KEUR	March 31, 2024 KEUR

Cash Flows from Operating Activities
Net income	8,837	80,877
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	8	18
Gain on reconsolidation	-	(62,734)
Income from changes in fair value of convertible note payable carried at fair value	(10,331)	(21,062)
Changes in operating assets and liabilities:
Inventory	(45)	-
Prepaid taxes	(10)	1,108
Prepaid expenses and other	-	(4,631)
Right of use lease assets	13	11
Accounts payable and accrued expenses	(138)	(5,826)
Lease Liability	(13)	(154)
VAT payable	(487)	-
Other current liabilities	(3)	-
Net cash used in operating activities	(2,169)	(12,393)

Cash Flows from Investing Activities
Reconsolidation of the Subsidiary cash balance	-	1,305

Net cash provided by investing activities	-	1,305

Cash Flows from Financing Activities
Proceeds from the issuance of convertible notes	1,928	4,000

Net cash provided by financing activities	1,928	4,000

Net decrease in cash	(241)	(7,088)
Effect of currency translation on cash	(312)	1,498

Cash at December 31, 2024 and 2023	1,354	7,412
Cash at March 31, 2025 and 2024	801	1,822

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for income tax	-	-

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

1. Organization and Description of Business

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

These condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

On a consolidated basis, the Company’s operations are comprised of the parent company, Sono N.V. and its subsidiary, Sono Motors. All significant intercompany transactions and balances have been eliminated upon consolidation. In addition, certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation.

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for annual financial reporting. All amounts referred to in the notes to the consolidated financial statements are presented in euros (EUR) and have been rounded to the nearest thousand, unless otherwise stated. Substantially all of the Company’s operations are conducted in EUR and the current reporting currency is the same as the functional currency.

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  March 31, 2025 and the results of operations for the three month period then ended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for fiscal 2024.

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

Cash

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts maintained in US bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in US bank cash balances in excess of the FDIC insured limit as of March 31, 2025 and December 31, 2024, respectively.

Leases

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as ROU assets within other assets and lease liabilities within current liabilities and within other long-term liabilities on the Company’s consolidated balance sheets. Additionally, the Company elected the exemption available under ASC 842-20-25-2 for short term lease agreements and recognizes lease payments on a straight line basis.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 7 for more complete details on balances as of the reporting periods presented herein.

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

Revenue Recognition

Revenue recognition is based on Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers. Revenue is recognized at the point in time when control of the goods or services is transferred to the customer. The Company typically recognizes revenue upon formal acceptance by the customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good. We consider this the point at which the performance obligation is fulfilled, and the customer obtains control of the promised good or service.

●	Products: Revenue is recognized upon delivery and successful customer acceptance (i.e., transfer of risks and rewards as well as physical possession).

●	Engineering Services: Revenue is also recognized upon acceptance by the customer, as these services are typically customized and do not provide incremental value until completion.

Since control does not transfer over time but rather at a single point (usually project completion or delivery), revenue is recognized at a point in time in accordance with ASC 606-10-25-30 and related guidance.

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

The Company utilizes a binomial lattice option pricing model to estimate the fair value of options, warrants and other Level 3 financial assets and liabilities. The Company believes that the binomial lattice model results in the best estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fairly value these instruments and, unlike less sophisticated models like the Black-Scholes model, it also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instruments.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. No income tax has been provisioned for the three months ended March 31, 2025 and 2024, since the Company has sustained losses historically and has substantial net operating loss carryforwards for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, accounts payable, and accrued liabilities approximated their fair value.

Net Income / (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods the Company reports a net loss, all outstanding stock options and other dilutive securities are excluded from the calculation of diluted net loss per common share because inclusion of these securities would be anti-dilutive.

For the three months ending March 31, 2025, and 2024, basic net income/(loss) per share was EUR6.09 and EUR55.80 respectively. Weighted average common shares used were 1,449,918 and 1,449,485.

For the three months ending March 31, 2025, and 2024 fully diluted income/(loss) per share was EUR0.86 and EUR5.49 respectively. Weighted average common shares including all outstanding stock options and other dilutive securities were 10,302,853 and 14,727,612 respectively.

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

3. Liquidity and Going Concern Analysis

The Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 31, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 31, 2026.

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

As of March 31, 2025, the Company had cash balances of EUR0.8 million, a working capital deficit of EUR14.1 million and an accumulated deficit of EUR312.6 million. For the three months ended March 31, 2025, the Company had net income of EUR8.8 million. The Company recorded an operating loss of EUR1.8 million and expects to continue to incur small operating losses and have net cash outflows for at least the next 12 months, offset by cash flows from financing and other business activities.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, if additional funding commitments from YA II PN, Ltd (“Yorkville”) are achieved based upon the notification from Nasdaq of our uplisting to the Nasdaq Capital Market, which cannot be guaranteed, the Company will have sufficient funds to meet its obligations within one year from the date of the consolidated financial statements. Based upon this uncertainty, Management has concluded that there is substantial doubt that the company will continue as a going concern.

4. Deconsolidation Due to Loss of Control

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

In connection with the deconsolidation, the Company recognized no fair value of the subsidiary at the date of deconsolidation, derecognized the carrying value of assets and liabilities transferred, and recorded a gain for the excess of liabilities extinguished over the carrying value of assets derecognized. Additionally, the Company recognized a provision for potential creditor claims during the Self-Administration Proceedings. The provision was charged against the deconsolidation gain. The net deconsolidation gain and reversal of the parental guarantee provision for the year ended December 31, 2023 resulted in a net loss of  EUR21.8 million.

Reconsolidation of Sono Motors GmbH

On February 29, 2024, the Subsidiary exited its Self-Administration Proceedings via its plan under the German Insolvency Code, which set out how the Subsidiary intended to restructure its debt and procure the inflow of new cash, including pursuant to a funding commitment from Yorkville. As a result, all outstanding debts between the Company and the Subsidiary were extinguished, and the Subsidiary was reconsolidated into our consolidated financial statements effective March 1, 2024.

The reconsolidation resulted in a net gain of approximately EUR62.7 million, reflecting the revaluation of the Subsidiary’s net assets and the extinguishment of parental guarantees and related liabilities. This gain is recorded in our operating results for the three months ended March 31, 2024 and represents the financial impact of regaining control over the Subsidiary.

On March 1, 2024, the Company was deemed to have regained control of Sono Motors. The Company recorded the fair value of net assets consolidated at March 1, 2024. The following table reflects the March 1, 2024 Balance Sheet of Sono Motors:

March 1, 2024 KEUR

Cash	1,305
Prepaid taxes	239
Prepaid expenses and other current assets	559
Fixed assets	66
Accounts payable and other liabilities	(191)
Net assets recorded on reconsolidation	1,978

5. Property, Plant, and Equipment

Property, plant and equipment as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025 KEUR	December 31, 2024 KEUR
Machinery & equipment	180	180
Accumulated depreciation	(59)	(51)

	121	129

Depreciation expense for the three months ended March 31, 2025 and 2024 was KEUR8 and KEUR18, respectively.

6. Leases

The Company leases its office and warehouse space. The lease has a remaining life of 5yrs. The Company accounts for its leases according to ASC 842 Leases.

Lease expense was KEUR42 and KEUR42 for the three months ended March 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of March 31, 2025:

KEUR
2025 (remaining)	125
2026	167
2027	167
2028	167
2029 and beyond	392
Total Lease payments	1,018
Less interest	401
Present value of lease payments	617

Balance Sheet Classification	Liability as of March 31, 2025 KEUR	Liability as of December 31, 2024 KEUR
Current	126	58
Long term	491	572
Total Lease	617	630

The lease was calculated over a 122 month period at a discount rate of 18%.

In addition, for the three months ended March 31, 2025, the Company recorded KEUR5.2 of an operating lease running on a month-to-month basis.

7. Accounts Payable and Accrued Expenses

Amounts related to accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025 KEUR	December 31, 2024 KEUR
Trade accounts payable	418	575
Payroll Liabilities	33	-
Total accounts payable and accrued liabilities	451	575

8. Convertible Notes Payable at Fair Value

As of March 31, 2025 and December 31, 2024, the estimated fair value of our convertible debt is as follows:

	March 31, 2025 KEUR	December 31, 2024 KEUR

Face value $29,656 convertible notes	15,305	24,035

On December 7, 2022, the Company entered into a share purchase agreement with Yorkville to purchase up to $31.1 million in convertible debentures (the “2022 Debentures”). On February 5, 2024 and August 30, 2024, Company issued additional convertible debentures in the amounts of $4.3 million and $3.3 million, respectively, (the “February 2024 Debenture” and "August 2024 Debenture” respectively, and together, the “2024 Debentures”), pursuant to a funding commitment letter entered into between the Company and Yorkville in connection with Sono Group’s restructuring in connection with the Self-Administration Proceedings. On December 30, 2024 the Company and Yorkville entered into a securities purchase agreement (the “Securities Purchase Agreement”). Under the terms of the Securities Purchase Agreement, Yorkville committed to provide limited financing to the Company in the amount of $5 million, subject to certain conditions and limitations. Following a number of amendments to the Securities Purchase Agreement the Company issued to Yorkville two additional debentures (“2025 Debentures”) in the amounts of $1 million and $1 million on February 12, 2025 and March 25, 2025, respectively. The following table reflects the outstanding debt and accrued interest for each tranche as of March 31, 2025 and December 31, 2024:

March 31, 2025	Issue Date	Maturity Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	July 1, 2025	11,100	2,698
Tranch-2 @4% (12% - default rate)	December 8, 2022	July 1, 2025	8,150	1,898
Tranch-3 @4% (12% - default rate)	December 20, 2022	July 1, 2025	750	175
Tranch-4 @12% (18% - default rate)	February 5, 2024	July 1, 2025	4,318	598
Tranch-5 @12% (18% - default rate)	August 30, 2024	August 30, 2025	3,338	235
Tranch-6a @12% (18% - default rate)	February 12, 2025	February 12, 2026	1,000	16
Tranch-6b @12% (18% - default rate)	March 25, 2025	March 24, 2026	1,000	2
Total			29,656	5,621

December 31, 2024	Issue Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	11,100	2,370
Tranch-2 @4% (12% - default rate)	December 8, 2022	8,150	1,657
Tranch-3 @4% (12% - default rate)	December 20, 2022	750	153
Tranch-4 @12% (18% - default rate)	February 5, 2024	4,318	470
Tranch-5 @12% (18% - default rate)	August 30, 2024	3,338	136

Total		27,656	4,785

The 2022 Debentures carry a coupon of 4% and were convertible into common stock at the holder’s option at, the lower of (i) $1.75, or (ii) 96.5% of the lowest daily VWAP of the Ordinary Shares during the (7) consecutive Trading Days immediately preceding the conversion date or other date of determination). As a result of the amendment described below, the 2022 Debentures have a maturity date of the later of July 1, 2025 or 12 months from the issuance date of each such new note. The 2022 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 12%. Resulting from the Company’s application for its Self-Administration Proceedings, the 2022 Debentures have been in default since the filing with the bankruptcy court.

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

The 2024 Debentures carry a coupon of 12% and are convertible into common stock at the holder’s option at, the lower of (x) a price per Ordinary Share equal to $18.75 or (y) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the date of conversion (the “2024 Variable Conversion Price”); provided, that the 2024 Variable Conversion Price may not be lower than (i) a price equal to 20% of the closing price of the ordinary shares on the trading day immediately prior to the issuance date of the debenture and (ii) the nominal value of one ordinary share. The 2024 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 18%. The February 2024 Debenture has a maturity date of July 2025, and the August 2024 Debenture has a maturity date of August 2025.

The 2025 Debentures carry a coupon of 12% and are convertible into common stock at the holder’s option at, the lower of (x) a price per Ordinary Share equal to $1.75 or (y) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the date of conversion (the “2024 Variable Conversion Price”); provided, that the 2024 Variable Conversion Price may not be lower than (i) a price equal to 20% of the closing price of the ordinary shares on the trading day immediately prior to the issuance date of the debenture and (ii) the nominal value of one ordinary share. The 2024 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 18%. The February 2025 Debenture has a maturity date of February 2026, and the March 2025 Debenture has a maturity date of March 2026.

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

The carrying value of the convertible notes, which under ASC 815-15-25-4 is Fair Value, is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Indexed common shares	8,819,247	18,537,485
Fair value per share	$1.60	$1.24
Total Fair Value of Convertible Notes	EUR15,305	EUR24,035

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

In January of 2025 the Company entered into an exchange agreement whereby the holder will exchange the debt for 1,200 shares of perpetual preferred stock. Each share has a preestablished value of $30K for a total value of $36M. The exchange agreement is contingent upon the Company successfully uplisting its ordinary shares to the Nasdaq Capital Market.  As part of the commitment, the holder has agreed to a conversion price of $4.00 for six months.  These terms have been embodied into the calculation of fair value at March 31, 2025. The table below reflects the assumptions used as inputs to the binomial lattice option pricing model.

Assumption	March 31, 2025	December 31, 2024

Closing price of underlying common equity	$3.50	$4.18
Exercise price	$4.00	$1.75
Volatility of underlying common equity	150%	150%
Remaining term (in years)	.75	1
Risk Free treasury rates	4.60%	4.18%
Foreign exchange rate at year end USD/EUR	1.0815	1.0389

9. Shareholders’ Equity

As of March 31, 2025, the Company had authorized share capital of 4,300,000 ordinary shares with a nominal value of €0.02 per share and 53,400 high voting shares with a nominal value of €0.50 per share with 1,409,921 ordinary shares and 40,000 high voting shares were issued and outstanding.

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

As a result of these actions, the presentation of the Company’s ordinary shares and high voting shares in the consolidated financial statements as of March 31, 2025 and December 31, 2024 has been adjusted to reflect the post-split basis for comparative purposes.

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

Certain former supervisory board members received one-time awards of restricted stock units for Ordinary Shares (“RSUs”) under the LTIP in connection with the Company’s IPO and such individual’s appointment as a member of the supervisory board, starting from the date of the Company’s IPO. The awards of a total of 63,868 RSUs were granted on November 21, 2021 and vest in four equal, annual installments on each anniversary of the grant date, with the fourth installment vesting on the earlier of (a) the fourth anniversary of the grant date or (b) the Company's annual general meeting of shareholders to be held in 2025. As of December 31, 2022 there were 15,967 RSUs fully vested. As of December 31, 2023 there were 19,724 RSUs fully vested. Due to termination of the former supervisory board members no further RSUs were vested in the year 2024 or in the three months ended March 31, 2025. Hence, there were 19,724 RSUs fully vested as of March 31, 2025 and December 31, 2024.

For purposes of the table below, all outstanding stock options and exercise prices have been retrospectively adjusted to reflect the Reverse Share Split implemented on December 23, 2024. The following table summarizes stock option activity as of and for the three ended March 31, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price EUR	Weighted Average Remaining Contractual Term (Yrs)	Average Intrinsic Value EUR

Outstanding at December 31, 2024	33,689	4.46	0.9	–
Granted during the period	–
Exercised during the period	–
Forfeited during the period	–

Outstanding at March 31, 2025	33,689	4.46	0.6	–
Exercisable at March 31, 2025	33,689	4.46	0.6	–

10. General and Administrative Expenses

The table below provides details on general and administrative expenses:

	March 31, 2025 KEUR	March 31, 2024 KEUR
Professional fees	493	868
Personnel costs	402	165
Building lease expense	48	48
Insurance	22	23
Software fees and subscriptions	94	12
Other expenses	76	18
Total general and administrative expenses	1,135	1,134

11. Research and Development Expenses

	March 31, 2025 KEUR	March 31, 2024 KEUR
Development costs	8	8
Professional fees	13	10
Personnel expenses	411	202
Other expenses	8	1

Total research and development expenses	440	221

12. Selling and Distribution Expenses

	March 31, 2025 KEUR	March 31, 2024 KEUR
Personnel expenses	212	45
Advertising and marketing	24	8
Other expenses	4	-

Total selling and distribution expenses	240	53

13. Commitments and Contingencies

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled on notice.

Litigation

None.

14. Income Tax

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

Deferred tax assets and deferred tax liabilities are offset if there is a legally enforceable right to offset current tax assets and current tax liabilities and these relate to income taxes levied by the same tax jurisdiction. As the net deferred tax asset is not booked in a first step, no valuation allowance is booked. Given the loss history of the Company, deferred tax assets are not recognized on the balance sheet. The amount of deferred tax assets/liabilities as of March 31, 2025 and December 31, 2024 are zero. There are no deferred taxes regarding Outside Basis Differences as those are permanent differences.

15. Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, approximate their respective fair values due to the short-term nature of such instruments. The Company measures certain financial instruments at fair value on a recurring basis, including certain convertible notes payable. All financial instruments carried at fair value fall within Level 3 of the fair value hierarchy as their value is based on unobservable inputs. The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The following table summarizes the conclusions reached regarding fair value measurements as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			15,305	15,305
Total Liabilities			15,305	15,305

As of December 31, 2024 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			24,035	24,035
Total Liabilities			24,035	24,035

Convertible notes payable is a Level 3 financial instrument that is measured at fair value on a recurring basis. Gains/(Losses) from the change in fair value of convertible notes payable were KEUR10,331 and KEUR21,062, respectively.

Convertible Notes Payable at Fair Value
KEUR
Balance December 31, 2024	24,035
Proceeds from new Borrowings	1,928
Fair value measurement (gain)/loss	(10,331)
Foreign exchange	(327)
Balance March 31, 2025	15,305

16. Subsequent Events

On April 24, 2025, the Company and YA II PN, Ltd. (“Yorkville”) entered into a fourth Omnibus Amendment to Transaction Documents (the “Fourth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $500,000 in the form of a secured convertible debenture in the aggregate principal amount of $500,000 (the “Third Debenture”). As a result of the issuance of the Advance Debentures (as defined herein), and pursuant to the Fourth Omnibus Amendment, the debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $2,500,000. Under the terms of the Fourth Omnibus Amendment, Debenture 6 (as defined in the Exchange Agreement), will collectively consist of the debenture to be issued pursuant to the Securities Purchase Agreement and the Advance Debentures for purposes of the transactions contemplated by the Exchange Agreement.

The Third Debenture (as defined herein) will mature on April 24, 2026, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the Third Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Third Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Third Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Date”); provided that the Variable Conversion Date may not be lower than the Floor Price (as defined in the Third Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the Third Debenture were $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”) and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2025 (our “2024 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on2024 Form 10-K, as updated from time to time in our other filings with the SEC. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Item 1A of Part I of our 2024 Form 10-K, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “believe,” “may,” “will,” “expect,” “estimate,” “could,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “potential,” “forecast,” “project,” “target,” “continue,” “is/are likely to,” “will” or other similar or comparable expressions (including the negative of any of the foregoing). These forward-looking statements include all matters that are not historical facts and are statements regarding our intentions, beliefs, or current expectations. Forward-looking statements involve inherent known and unknown risks, uncertainties and contingencies because they relate to events and depend on circumstances that may or may not occur in the future and could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, many of which are beyond our control. In addition, these forward-looking statements reflect our current views with respect to future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees of future performance. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. Actual outcomes may differ materially from the information contained in the forward-looking statements as a result of a number of factors, including, without limitation: the risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I of our 2024 Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and elsewhere in this Quarterly Report.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website at https://ir.sonomotors.com. We therefore encourage investors and others interested in the Company to review the information that we make available on our website, in addition to following our filings with the U.S. Securities and Exchange Commission (“SEC”), webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report.

Business Overview

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

Historically, we have incurred operating losses since our inception; however, in 2024, we recorded an operating profit due to the impact of revaluation gains following the reconsolidation of our operating subsidiary after the termination of the self-administration proceedings with respect to the Companies (the “Self-Administration Proceedings”) in early 2024. This one-time accounting impact significantly influenced our reported net income for the year ending December 31, 2024. In the first quarter of 2025, we reported net income of €1.5 million, primarily driven by fair value adjustments related to our outstanding convertible debt. Excluding these effects, our core operations remain in an investment and scaling phase, and we expect to continue incurring operating losses going forward as we expand our product offerings, scale production and establish strategic partnerships.

As of March 31, 2025, we had cash and cash equivalents of €0.8 million, and we anticipate that our current funding arrangements, including the Yorkville Commitment and the Debt Conversion, if we are able to successfully satisfy the conditions precedent thereto, will be sufficient to support our business operations through the first quarter of 2026. However, we will have to either secure a sufficient number of future customer contracts or secure additional financing to execute our long-term growth strategy, and our ability to secure such funding will depend on, among other things, market conditions, operational milestones and investor confidence.

We operate as a single business segment, managing our financing, research and development and product commercialization on a consolidated basis. Our financial results reflect a transition from pre-revenue technology development to commercial-scale implementation, and we expect continued volatility as we scale operations.

Recent Developments

On April 24, 2025, the Company and YA II PN, Ltd. (“Yorkville”) entered into a fourth Omnibus Amendment to Transaction Documents (the “Fourth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $500,000 in the form of a secured convertible debenture in the aggregate principal amount of $500,000 (the “Third Debenture”). As a result of the issuance of the Advance Debentures (as defined herein), and pursuant to the Fourth Omnibus Amendment, the debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $2,500,000. Under the terms of the Fourth Omnibus Amendment, Debenture 6 (as defined in the Exchange Agreement), will collectively consist of the debenture to be issued pursuant to the Securities Purchase Agreement and the Advance Debentures for purposes of the transactions contemplated by the Exchange Agreement.

The Third Debenture (as defined herein) will mature on April 24, 2026, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the Third Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Third Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Third Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Date”); provided that the Variable Conversion Date may not be lower than the Floor Price (as defined in the Third Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the Third Debenture were $500,000.

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

Given our continued transition to an asset-light business model in 2024, revenue growth will depend on our ability to successfully scale our solar technology offerings through direct sales and strategic partnerships. Additionally, regulatory approvals and customer adoption rates will play a critical role in the timing and magnitude of revenue recognition in the coming years. We anticipate that revenue fluctuations may occur as we move from initial pilot programs toward broader commercialization.

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

Gain from Reconsolidation of Subsidiary

On February 29, 2024, the Subsidiary exited its Self-Administration Proceedings via its plan under the German Insolvency Code, which set out how the Subsidiary intended to restructure its debt and procure the inflow of new cash, including pursuant to a funding commitment from Yorkville. As a result, all outstanding debts between the Company and the Subsidiary were extinguished, and the Subsidiary was reconsolidated into our consolidated financial statements effective March 1, 2024.

The reconsolidation resulted in a net gain of approximately €62.7 million, reflecting the revaluation of the Subsidiary’s net assets and the extinguishment of parental guarantees and related liabilities. This gain is recorded in our 2024 operating results and represents the financial impact of regaining control over the Subsidiary.

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

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three months ended March 31,
	2025	2024	Change
	(in € thousands)
Revenue	26	–	26
Cost of sales	(20)	–	20
Gross profit	6	–	6
Operating expenses
Selling and distribution expenses	(240)	(53)	(187)
General and administrative expenses	(1,135)	(1,134)	(1)
Research and development	(440)	(221)	(219)
Gain on reconsolidation	-	62,734	(62,734)
Other operating income	3	(13)	16
Operating (loss) / income	(1,806)	61,313	(63,119)
Other income / (expense)

Income from changes in fair value of convertible debt carried at fair value	10,331	21,062	(10,731)
Gain / (Loss) on foreign currency translation	312	(1,498)	1,810
Gain before tax	8,837	80,877	(72,040)
Taxes on income and earnings	–	–
Deferred taxes on expense	–	–
Gain for the period	8,837	80,877	(72,040)
Other comprehensive income (loss) that will not be reclassified to profit or loss	–	–
Total comprehensive income for the period	8,837	80,877	(72,040)

Revenue

For the three months ended March 31, 2025, we recorded revenue of €26 thousand, while for the three months ended March 31, 2024, we recorded no revenue. Our revenue is generated from the sale of our integrated solar solutions as well as individual components, including solar charge controllers, solar panels, and other assembly materials.

Cost of Sales

For the three months ended March 31, 2025, we recorded cost of sales of €20 thousand. For the three months ended March 31, 2024, we recorded no cost of sales.

Research and Development Expenses

For the three months ended March 31, 2025, cost of development expenses increased to approximately €440 thousand from €221 thousand for the three months ended March 31, 2024. The increase primarily reflects improvements and refinements to our solar technology.

Selling, General, and Administrative Expenses (SG&A)

For the three months ended March 31, 2025, SG&A expenses totaled approximately €1,375 thousand, compared to €1,187 thousand for the three months ended March 31, 2024. The increase reflects higher selling and distribution expenses as the Company intensifies its revenue generating activities.

The largest components of SG&A expenses in the first quarter of 2025 were payroll and social contributions, and legal, audit and other advisory services. In comparison, SG&A expenses in the first quarter of 2024 included expenses related to the restructuring process.

Gain (Loss) on deconsolidation/reconsolidation

For the three months ended March 31, 2024, we recognized a gain of approximately €62,734 thousand in connection with the reconsolidation of the Subsidiary following its exit from its Self-Administration Proceedings. This gain primarily reflects the extinguishment of certain liabilities and the re-recognition of net assets upon regaining control of the Subsidiary.

For the three months ended March 31, 2025, we recorded no gain or loss in connection to reconsolidation of the Subsidiary.

Income/(expense) from changes in fair value of convertible notes payable carried at fair value

For the three months ended March 31, 2025, we recognized a gain of approximately €10,331 thousand from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the three months ended March 31, 2024, we recorded a gain of approximately €21,062 thousand from the revaluation of convertible debentures under the same fair value accounting treatment.

Gain (Loss) on Foreign Currency Translation

For the three months ended March 31, 2025, we recorded a foreign currency translation gain of approximately €312 thousand, primarily resulting from exchange rate movements impacting Euro-denominated balances. We recognized a net loss from foreign currency translation of approximately €1,498 thousand for the three months ended March 31, 2024.

Net Income

For the three months ended March 31, 2025, we reported net income of €8,837 thousand, while for the three months ended March 31, 2024, we reported a net income of €80,877 thousand. This change in net income was primarily driven by the €62,734 thousand reconsolidation gain recognized upon regaining control of our Subsidiary after the completion of its Self-Administration Proceedings in the first quarter of 2024.

Looking ahead, we anticipate incurring operating losses in future periods as we continue to scale our operations, invest in research and development and expand our commercial footprint. Our long-term financial performance will depend on successful commercialization of our ViPV solutions, revenue growth from OEM partnerships and standalone product sales and efficient cost management.

Liquidity and Capital Resources

As of March 31, 2025, our cash was €801 thousand, compared to €1,354 thousand as of December 31, 2024. Cash consists of cash in bank accounts.

We do not currently generate material revenue from operations and continue to incur operating expenses related to the commercialization of our solar technology, general and administrative functions and development activities. Our liquidity position is highly dependent on external financing, including equity and equity-linked financings, debt instruments and strategic partnerships.

Sources and Uses of Liquidity

Historically, we have financed our operations through:

●	Equity and equity-linked financings, including our initial public offering (“IPO”) in November 2021, a follow-on offering in May 2022 and a committed equity facility entered into in June 2022.

○

On November 17, 2021, the Company consummated its IPO of 10,000,000 Ordinary Shares at a price of $15.00 per share. In addition, the underwriters in our IPO exercised their greenshoe option to purchase an additional 1,500,000 ordinary shares (“Ordinary Shares”) at a price of $13.95 per share. In total, the Company raised $160 million (€142 million) through the IPO, after deducting underwriting discounts and commissions.

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

●	The 2022 Convertible Debentures (as defined below) issued to Yorkville pursuant to the securities purchase agreement in December 2022 and subsequent amendment in 2024.

○

On December 7, 2022, the Company entered into a securities purchase agreement with Yorkville under which the Company agreed to sell and issue to Yorkville debentures (the “2022 Convertible Debentures”) in a gross aggregate principal amount of up to $31.1 million (€29.4 million).

○

In the context of the former Self-Administration Proceedings and in connection with Yorkville’s commitment to provide limited financing (the “First Commitment”) to the Company pursuant to a funding commitment letter (the “Funding Commitment Letter”), the Companies entered into certain investment-related agreements with Yorkville in mid-November 2023, and on April 30, 2024, the Company and Yorkville entered into an amendment to the Funding Commitment Letter pursuant to which Yorkville committed additional financing to the Company (the “Second Commitment” and together with the First Commitment, the “Yorkville Restructuring Investment”).

○

The convertible debenture with respect to the first tranche of the Yorkville Restructuring Investment was issued to Yorkville on February 6, 2024 for approximately $4.3 million and the convertible debenture with respect to the second tranche was issued to Yorkville on August 30, 2024 for approximately $3.3 million.

○

On December 30, 2024, the Company and Yorkville entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell and issue to Yorkville a new convertible debenture (the “New Commitment Debenture”) in the aggregate principal amount of $5 million (the “Yorkville Commitment”).

○

On February 12, 2025, the Company and Yorkville entered into an Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a $1,000,000 secured convertible debenture (the “First Advance Debenture”).

○

On March 25, 2025, the Company and Yorkville entered into a third Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of a $1,000,000 secured convertible debenture (the “Second Advance Debenture”).

○

On April 24, 2025, the Company and Yorkville entered into a fourth Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $500,000 of the Yorkville Commitment in the form of a $500,000 secured convertible debenture (the “Third Advance Debenture” and together with the First Advance Debenture and the Second Advance Debenture, the “Advance Debentures”).

○

On December 30, 2024, the Company and Yorkville also entered into the Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to issue, subject to the satisfaction of certain closing conditions, 1,242 preferred shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Convertible Debentures, the convertible debentures issued to Yorkville on February 5, 2024 and August 30, 2024, the New Commitment Debenture (if issued) and the Advance Debentures (the “Debt Conversion”).

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

Going Concern Considerations

We have historically relied on external financing to fund our operations, and as of March 31, 2025, we had cash of €0.8 million. Based on our current operating plan and if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion, we anticipate that our existing cash resources, together with the remaining unfunded portion of the Yorkville Commitment, will be sufficient to fund our business operations through the end of the first quarter of 2026.

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

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
	(in € thousands )
Net cash used in operating activities	(2,169)	(12,393)
Net cash provided by / (used in) investing activities	–	1,305
Net cash from financing activities	1,928	4,000
Net decrease in cash	(241)	(7,088)
Effect of currency translation on cash and cash equivalents	(312)	1,498
Cash and cash equivalents at the beginning of the period	1,354	7,412
Cash at end of the period	801	1,822

Net cash used in operating activities

Net cash used in operating activities decreased from €12,393 thousand in the three months ended March 31, 2024 to €2,169 thousand for the three months ended March 31, 2025. The decrease was primarily driven by higher cash outflows in the first three months of 2024 related to the restructuring process.

Net cash provided by investing activities

Investing activities provided no cash flows in the three months ended March 31, 2025. Net cash provided by investing activities in the three months ended March 31, 2024 was €1,305 thousand with the entire amount related to reconsolidation of the Subsidiary cash balance.

Net cash from financing activities

Net cash provided by financing activities was €1,928 thousand in the three months ended March 31, 2025, resulting from proceeds received in connection with the issuance of convertible notes. For the three months ended March 31, 2024, net cash provided by financing activities amounted to €4,000 thousand, resulting from the proceeds received in connection with the issuance of convertible notes.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in Note 2 of the notes to our consolidated financial statements included in Part II, Item 8 of the 2024 Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2025.

Material Weakness

A “material weakness” is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In previous years’ audits, the material weaknesses that were identified relate to: (i) a lack of consistent and proper application of processes and procedures; (ii) the design and operating effectiveness of information technology general controls for information systems that are significant to the preparation of our consolidated financial statements; (iii) a lack of review and supervision; (iv) the sufficiency of resources with an appropriate level of technical accounting and SEC reporting experience; and (v) clearly defined control processes, roles and segregation of duties within our finance and accounting functions. In 2023, certain measures that were planned in order to remedy such material weaknesses could not be implemented as planned as a result of the Self-Administration Proceedings.

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring/recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial offer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating the aforementioned deficiencies and specifically plan to incorporate automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal training for our accounting and finance teams and continue to invest in our finance IT systems. However, as of March 31, 2025, we are still in the process of remediating the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item I “Financial Statements (Unaudited) - Note 14, Commitments and Contingencies” in this Quarterly Report, which are incorporated herein by reference.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our 2024 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of Sono Group N.V. (translated into English)	6-K	001-41066	3.1	12/30/2024

3.2	Proposed amendment of the Company’s articles of association with Part A (English translation)	6-K	001-41066	99.3	10/23/2024

3.3	Proposed amendment of the Company’s articles of association with Part B (English translation)	6-K	001-41066	99.4	10/23/2024

3.4	Proposed amendment of the Company’s articles of association with Part C (increased authorized capital) (English translation)	6-K	001-41066	99.5	10/23/2024

3.5	Form of internal rules of the Management Board of Sono Group N.V.	F-1	333-260432	3.2	11/8/2021

3.6	Form of internal rules of the Supervisory Board of Sono Group N.V.	F-1	333-260432	3.3	11/8/2021

10.1	Secured Convertible Debenture, dated February 12, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	2/13/2025

10.2	Omnibus Amendment to Transaction Documents, dated February 12, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	2/13/2025

10.3	Omnibus Amendment to Transaction Documents, dated March 7, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	3/7/2025

10.4	Secured Convertible Debenture, dated March 25, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	3/26/2025

10.5	Omnibus Amendment to Transaction Documents, dated March 25, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	3/26/2025

10.4	Secured Convertible Debenture, dated April 24, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	4/25/2025

10.5	Omnibus Amendment to Transaction Documents, dated April 24, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	4/25/2025

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*         Filed herewith.

**       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONO GROUP N.V.

Date: May 19, 2025	By:	/s/ George O’Leary
George O’Leary
Chief Executive Officer and Managing Director

Date: May 19, 2025	By:	/s/ M. Scott Calhoun
M. Scott Calhoun
Chief Financial Officer