Form 10-Q
period 2025-06-30
Sono Group N.V.
filed 2025-08-19
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 1,424,186 ordinary shares, nominal value €0.02 per share, of the registrant outstanding and 40,000 high voting shares, nominal value €0.50 per share of the registrant outstanding.

Sono Group N.V.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONO GROUP N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
	KEUR	KEUR
ASSETS
Current Assets
Cash	339	1,354
Inventory	298	304
Prepaid taxes	536	531
Prepaid expenses and other	100	103
Total Current Assets	1,273	2,292
Property, plant and equipment, net of accumulated depreciation	121	129
Right of use lease assets	602	630
Total Assets	1,996	3,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	697	575
Lease liability, current portion	167	58
Convertible notes payable at fair value	15,341	24,035
VAT payable	-	487
Other current liabilities	12	5

Total Current Liabilities	16,217	25,160

Long-Term Liabilities
Lease liability, long term portion	435	572

Total Liabilities	16,652	25,732

Commitments and Contingencies (see Note 13)

Shareholders’ Equity
Ordinary Shares, par value €0.02 per share, 4,300,000 shares authorized, 1,409,921 and 1,409,885 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Note 9)	28	28
High Voting Shares, par value €0.5 per share, 53,400 shares authorized, 40,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Note 9)	20	20
Additional paid-in capital	298,699	298,699
Accumulated deficit	(313,403)	(321,428)
Total Shareholders’ Equity	(14,656)	(22,681)

Total Liabilities and Shareholders’ Equity	1,996	3,051

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE INCOME (LOSS)

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	KEUR	KEUR	KEUR	KEUR
Revenue	25	-	51	-
Cost of sales	19	-	39	-

Gross margin	6	-	12	-

Operating Expenses and Costs
Selling and distribution expenses	244	193	474	243
General and administrative expenses	1,137	1,740	2,281	2,874
Research and development	525	336	968	557
Gain Loss on deconsolidation/reconsolidation	-	(756)	-	(63,491)
Other Operating income	(128)	(82)	(132)	(70)
Total Operating Expenses and Costs	1,778	1,431	3,591	(59,887)

(Loss)/Income from Operations	(1,772)	(1,431)	(3,579)	59,887

Other Income (Expenses)

Income from changes in fair value of convertible note payable carried at fair value	813	847	11,144	21,909
Gain (Loss) on foreign currency transactions	147	(859)	460	(2,357)

Total Other Income (Expense)	960	(12)	11,604	19,552

Net Income (Loss)	(812)	(1,443)	8,025	79,439

Net income loss per share to common shareholders:
Basic	€(0.56)	(1.00)	€5.53	54.82
Diluted	(0.56)	(1.00)	0.74	4.62

Weighted average number of common shares:
Basic	1,449,921	1,449,293	1,449,919	1,449,094
Diluted	1,449,921	1,449,293	10,874,054	17,194,420

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2023	1,408,895	85	40,000	60	298,621	(386,454)	(87,688)

Income for the period		-		-	-	80,882	80,882

Balance at March 31, 2024	1,408,895	85	40,000	60	298,621	(305,572)	(6,806)

Loss for the period		-		-	-	(1,443)	(1,443)

Balance at June 30, 2024	1,408,895	85	40,000	60	298,621	(307,015)	(8,429)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2024	1,409,885	28	40,000	20	298,699	(321,428)	(22,681)

Issuance of Ordinary Shares in connection with December 2024 reverse share split	36	-	-	-	-	-	-
Income for the period		-		-		8,837	8,837

Balance at March 31, 2025	1,409,921	28	40,000	20	298,699	(312,591)	(13,844)

Loss for the period		-		-		(812)	(812)

Balance at June 30, 2025	1,409,921	28	40,000	20	298,699	(313,403)	(14,656)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the six months ended
	June 30, 2025 KEUR	June 30, 2024 KEUR

Cash Flows from Operating Activities
Net income	8,025	79,439
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	16	23
Gain on reconsolidation	-	(63,491)
Income from changes in fair value of convertible note payable carried at fair value	(11,144)	(21,909)
Changes in operating assets and liabilities:
Inventory	6	(6)
Prepaid taxes	(5)	453
Prepaid expenses and other	3	166
Right of use lease assets	28	23
Accounts payable and accrued expenses	128	(11,121)
Lease Liability	(28)	(23)
VAT payable	(487)	-
Other current liabilities	7	561
Net cash used in operating activities	(3,451)	(15,885)

Cash Flows from Investing Activities
Acquisition of equipment	(8)	2
Reconsolidation of the Subsidiary cash balance	-	1,305

Net cash (used in)/provided by investing activities	(8)	1,307

Cash Flows from Financing Activities
Proceeds from the issuance of convertible notes	2,904	7,000

Net cash provided by financing activities	2,904	7,000

Net decrease in cash	(555)	(7,578)
Effect of currency translation on cash	(460)	2,357

Cash at December 31, 2024 and 2023	1,354	7,412
Cash at June 30, 2025 and 2024	339	2,191

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for income tax	-	-

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

These condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of  June 30, 2025 and the results of operations for the six month period then ended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for fiscal 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include assumptions about cash flow and fair value assumptions associated with measurements of convertible notes payable carried at fair value, valuation of inventory; valuation allowance for deferred tax assets; and borrowing rate consideration for right-of-use (“ROU”) lease assets including related lease liability and useful life of fixed assets.

Cash

For financial statement purposes, the Company considers all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Accounts maintained in US bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had $-0- and $-0- in US bank cash balances in excess of the FDIC insured limit as of June 30, 2025 and December 31, 2024, respectively.

Leases

The Company accounts for leases pursuant to ASU 2016-02. Accordingly, For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as ROU assets within other assets and lease liabilities within current liabilities and within other long-term liabilities on the Company’s consolidated balance sheets. Additionally, the Company elected the exemption available under ASC 842-20-25-2 for short term lease agreements and recognizes lease payments on a straight line basis.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 6 for more complete details on balances as of the reporting periods presented herein.

Inventory

Inventory consisting of stock used in development, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Stock counts are taken routinely and obsolete, outdated inventory is directly charged off through cost of goods sold.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

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

Revenue Recognition

Revenue recognition is based on Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers. In general, the Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that future economic benefits will flow to the Company, where there is evidence of an arrangement, when the selling price is fixed or determinable, and when specific criteria have been met or there are no significant remaining performance obligations for each of the Company's activities as described below. Revenue is recognized at the point in time when control of the goods or services is transferred to the customer. The Company typically recognizes revenue upon formal acceptance by the customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good. We consider this the point at which the performance obligation is fulfilled, and the customer obtains control of the promised good or service.

●	Products: Revenue is recognized upon delivery and successful customer acceptance (i.e., transfer of risks and rewards as well as physical possession).

●	Engineering Services: Revenue is also recognized upon acceptance by the customer, as these services are typically customized and do not provide incremental value until completion.

Since control does not transfer over time but rather at a single point (usually project completion or delivery), revenue is recognized at a point in time in accordance with ASC 606-10-25-30 and related guidance. Progress billings on projects where this criteria has not been met are recorded as deferred revenue. Deferred revenue at June 30, 2025 and December 31, 2024 was EUR12k and EUR0.00 respectively.

Additionally, the Company participates in government sponsored collaborations whereby they are awarded participation grants. There is no certainty as to the timing or amounts of grants that will ultimately be received. Accordingly, the company records these grants as other income upon receipt.

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

The Company utilizes a binomial lattice option pricing model to estimate the fair value of options, warrants and other Level 3 financial assets and liabilities. The Company believes that the binomial lattice model results in the best estimate of fair value because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) necessary to fairly value these instruments and, unlike less sophisticated models like the Black-Scholes model, it also accommodates assumptions regarding investor exercise behavior and other market conditions that market participants would likely consider in negotiating the transfer of such an instrument.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. No income tax has been provisioned for the six months ended June 30, 2025 and 2024, since the Company has sustained losses historically and has substantial net operating loss carryforwards for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

For the three and six months ending June 30, 2025, and 2024, basic net income/(loss) per share was EUR(0.56), EUR5.53 and EUR (1.00), 54.82 respectively. Weighted average common shares used were 1,449,921 and 1,449,919.

For the six months ending June 30, 2025 and 2024 fully diluted income/(loss) per share was EUR0.74 and EUR4.62 respectively. Weighted average common shares including all outstanding stock options and other dilutive securities were 10,874,054 and 17,194,420 respectively.

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

3. Liquidity and Going Concern Analysis

The Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (April 16, 2026). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 31, 2026.

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

As of June 30, 2025, the Company had cash balances of EUR0.3 million, a working capital deficit of EUR14.9 million and an accumulated deficit of EUR313.4 million. For the six months ended June 30, 2025, the Company had net income of EUR8.0 million. The Company recorded an operating loss of EUR3.6 million and expects to continue to incur small operating losses and have net cash outflows for at least the next 12 months, offset by cash flows from financing and other business activities. There are no assurances that future advances from our financing partners will occur, however we have received six advances to date including EUR.3 Million on August 18, 2025, nor are we certain that our efforts to uplist to a national exchange will be successful even if we are meeting their specific criteria for uplisting.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, if additional funding commitments from YA II PN, Ltd (“Yorkville”) are achieved based upon the notification from a national exchange of our uplisting to that national exchange, and if the Company’s commitment for a $5M capital raise upon completion of a current S1 filing and/or other fundraising efforts are successful, all of which cannot be guaranteed, the Company will have sufficient funds to meet its obligations within one year from the date of the consolidated financial statements. Based upon this uncertainty, Management has concluded that there is substantial doubt that the company will continue as a going concern.

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

On March 1, 2024, the Company was deemed to have regained control of Sono Motors. The Company recorded the fair value of net assets consolidated at March 1, 2024. The following table reflects the March 1, 2024 Balance Sheet of Sono Motors:

March 1, 2024 KEUR

Cash	1,305
Prepaid taxes	239
Prepaid expenses and other current assets	559
Fixed assets	66
Accounts payable and other liabilities	(191)
Net assets recorded on reconsolidation	1,978

5. Property, Plant, and Equipment

Property, plant and equipment as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025 KEUR	December 31, 2024 KEUR
Machinery & equipment	188	180
Accumulated depreciation	(67)	(51)

	121	129

Depreciation expense for the six months ended June 30, 2025 and 2024 was KEUR16 and KEUR18, respectively.

6. Leases

The Company leases its office and warehouse space. The lease has a remaining life of 5yrs. The Company accounts for its leases according to ASC 842 Leases.

Lease expense was KEUR42 and KEUR42 for the three and six months ended June 30, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of June 30, 2025:

KEUR
2025 (remaining)	167
2026	167
2027	167
2028	167
2029 and beyond	309
Total Lease payments	977
Less interest	375
Present value of lease payments	602

Balance Sheet Classification	Liability as of June 30, 2025 KEUR	Liability as of December 31, 2024 KEUR
Current	167	58
Long term	435	572
Total Lease	602	630

The lease was calculated over a 122 month period at a discount rate of 18%.

In addition, for the three and six months ended June 30, 2025 and 2024, the Company recorded KEUR11, KEUR3 and KEUR17, KEUR51 of an operating lease running on a month-to-month basis.

7. Accounts Payable and Accrued Expenses

Amounts related to accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025 KEUR	December 31, 2024 KEUR
Trade accounts payable	582	575
Other accrued liabilities	-	-
Total accounts payable and accrued liabilities	582	575

8. Convertible Notes Payable at Fair Value

As of June 30, 2025 and December 31, 2024, the estimated fair value of our convertible debt is as follows:

	June 30, 2025 KEUR	December 31, 2024 KEUR

Face value convertible notes	15,341	24,035

On December 7, 2022, the Company entered into a share purchase agreement with Yorkville to purchase up to $31.1 million in convertible debentures (the “2022 Debentures”). On February 5, 2024 and August 30, 2024, Company issued additional convertible debentures in the amounts of $4.3 million and $3.3 million, respectively, (the “February 2024 Debenture” and "August 2024 Debenture” respectively, and together, the “2024 Debentures”), pursuant to a funding commitment letter entered into between the Company and Yorkville in connection with Sono Group’s restructuring in connection with the Self-Administration Proceedings. On December 30, 2024 the Company and Yorkville entered into a securities purchase agreement (the “Securities Purchase Agreement”). Under the terms of the Securities Purchase Agreement, Yorkville committed to provide limited financing to the Company in the amount of $5 million, subject to certain conditions and limitations. Following a number of amendments to the Securities Purchase Agreement the Company issued to Yorkville four additional debentures (“2025 Debentures”) in the amounts of $1 million, $1 million, 0.50 million and 0.75 million on February 12, 2025, March 25, 2025, April 24, 2025 and May 27, 2025 respectively. The following table reflects the outstanding debt and accrued interest for each tranche as of June 30, 2025 and December 31, 2024:

June 30, 2025	Issue Date	Maturity Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	July 1, 2025	11,100	3,030
Tranch-2 @4% (12% - default rate)	December 8, 2022	July 1, 2025	8,150	2,142
Tranch-3 @4% (12% - default rate)	December 20, 2022	July 1, 2025	750	197
Tranch-4 @12% (18% - default rate)	February 5, 2024	July 1, 2025	4,318	855
Tranch-5 @12% (18% - default rate)	August 30, 2024	August 30, 2025	3,338	335
Tranch-6a @12% (18% - default rate)	February 12, 2025	February 12, 2026	1,000	46
Tranch-6b @12% (18% - default rate)	March 25, 2025	March 24, 2026	1,000	32
Tranch-6c @12% (18% - default rate)	April 24, 2025	April 23, 2026	500	11
Tranch-6d @12% (18% - default rate	May 27, 2025	May 26, 2026	750	9
Total			30,906	6,657

December 31, 2024	Issue Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	11,100	2,370
Tranch-2 @4% (12% - default rate)	December 8, 2022	8,150	1,657
Tranch-3 @4% (12% - default rate)	December 20, 2022	750	153
Tranch-4 @12% (18% - default rate)	February 5, 2024	4,318	470
Tranch-5 @12% (18% - default rate)	August 30, 2024	3,338	136

Total		27,656	4,785

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

The 2025 Debentures carry a coupon of 12% and are convertible into common stock at the holder’s option at, the lower of (x) a price per Ordinary Share equal to $1.75 or (y) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the date of conversion (the “2024 Variable Conversion Price”); provided, that the 2024 Variable Conversion Price may not be lower than (i) a price equal to 20% of the closing price of the ordinary shares on the trading day immediately prior to the issuance date of the debenture and (ii) the nominal value of one ordinary share. The 2024 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 18%. The February 2025 Debenture has a maturity date of February 2026, the March 2025 Debenture has a maturity date of March 2026, the April 2025 Debenture has a maturity date of April 2026, and the May 2025 Debenture has a maturity date of May 2026.

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

The carrying value of the convertible notes, which under ASC 815-15-25-4 is Fair Value, is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Indexed common shares	9,390,445	18,537,485
Fair value per share	$1.92	$1.24
Total Fair Value of Convertible Notes	EUR15,341	EUR24,035

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

In January of 2025 the Company entered into an exchange agreement whereby the holder will exchange the debt for 1,200 shares of perpetual preferred stock. Each share has a preestablished value of $30K for a total value of $36M. The exchange agreement is contingent upon the Company successfully uplisting its ordinary shares to a national exchange.  As part of the commitment, the holder has agreed to a conversion price of $4.00 for six months.  These terms have been embodied into the calculation of fair value at June 30, 2025. The table below reflects the assumptions used as inputs to the binomial lattice option pricing model.

Assumption	June 30, 2025	December 31, 2024

Closing price of underlying common equity	$3.60	$4.18
Exercise price	$4.00	$1.75
Volatility of underlying common equity	150%	150%
Remaining term (in years)	1.	1
Risk Free treasury rates	4.11%	4.18%
Foreign exchange rate at year end USD/EUR	1.1770	1.0389

9. Shareholders’ Equity

As of June 30, 2025, the Company had authorized share capital of 4,300,000 ordinary shares with a nominal value of €0.02 per share and 53,400 high voting shares with a nominal value of €0.50 per share with 1,409,921 ordinary shares and 40,000 high voting shares were issued and outstanding.

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

As a result of these actions, the presentation of the Company’s ordinary shares and high voting shares in the consolidated financial statements as of June 30, 2025 and December 31, 2024 has been adjusted to reflect the post-split basis for comparative purposes.

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

Certain former supervisory board members received one-time awards of restricted stock units for Ordinary Shares (“RSUs”) under the LTIP in connection with the Company’s IPO and such individual’s appointment as a member of the supervisory board, starting from the date of the Company’s IPO. The awards of a total of 63,868 RSUs were granted on November 21, 2021 and vest in four equal, annual installments on each anniversary of the grant date, with the fourth installment vesting on the earlier of (a) the fourth anniversary of the grant date or (b) the Company's annual general meeting of shareholders to be held in 2025. Due to termination of the former supervisory board members no further RSUs were vested in the year 2024 or in the six months ended June 30, 2025. Hence, there were 19,724 RSUs fully vested as of June 30, 2025 and December 31, 2024.

For purposes of the table below, all outstanding stock options and exercise prices have been retrospectively adjusted to reflect the Reverse Share Split implemented on December 23, 2024. The following table summarizes stock option activity as of and for the six months ended June 30, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price EUR	Weighted Average Remaining Contractual Term (Yrs)	Average Intrinsic Value EUR

Outstanding at December 31, 2024	33,689	4.46	0.9	–
Granted during the period	–
Exercised during the period	–
Forfeited during the period	–

Outstanding at June 30, 2025	33,689	4.46	0.6	–
Exercisable at June 30, 2025	33,689	4.46	0.6	–

10. General and Administrative Expenses

The table below provides details on general and administrative expenses:

	Three months ended June 30,		Six months ended June 30,
	2025 KEUR	2024 KEUR	2025 KEUR	2024 KEUR
Professional fees	537	876	1,030	1,743
Personnel costs	385	390	787	556
Building lease expense	53	87	101	135
Insurance	31	47	53	70
Software fees and subscriptions	94	99	188	111
Other expenses	37	241	122	259
Total general and administrative expenses	1,137	1,740	2,281	2,874

11. Research and Development Expenses

The table below provides details on research and development expenses:

	Three months ended June 30,		Six months ended June 30,
	2025 KEUR	2024 KEUR	2025 KEUR	2024 KEUR
Development costs	71	-	80	-
Professional fees	57	(9)	70	-
Personnel expenses	348	329	755	530
Other expenses	49	16	63	27
Total research and development expenses	525	336	968	557

12. Selling and Distribution Expenses

The table below provides details on selling and distribution expenses:

	Three months ended June 30,		Six months ended June 30,
	2025 KEUR	2024 KEUR	2025 KEUR	2024 KEUR
Personnel expenses	166	157	379	202
Advertising and marketing	62	36	75	41
Other expenses	16	-	20	-
Total selling and distribution expenses	244	193	474	243

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

Deferred tax assets and deferred tax liabilities are offset if there is a legally enforceable right to offset current tax assets and current tax liabilities and these relate to income taxes levied by the same tax jurisdiction. As the net deferred tax asset is not booked in a first step, no valuation allowance is booked. Given the loss history of the Company, deferred tax assets are not recognized on the balance sheet. The amount of deferred tax assets/liabilities as of June 30, 2025 and December 31, 2024 are zero. There are no deferred taxes regarding Outside Basis Differences as those are permanent differences.

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

The following table summarizes the conclusions reached regarding fair value measurements as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			15,341	15,341
Total Liabilities			15,341	15,341

As of December 31, 2024 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			24,035	24,035
Total Liabilities			24,035	24,035

Convertible notes payable is a Level 3 financial instrument that is measured at fair value on a recurring basis. Gains/(Losses) from the change in fair value of convertible notes payable were KEUR10,331 and KEUR21,062, respectively.

Convertible Notes Payable at Fair Value
KEUR
Balance December 31, 2024	24,035
Proceeds from new Borrowings	1,928
Fair value measurement (gain)/loss	(10,331)
Foreign exchange	(327)
Balance March 31, 2025	15,305

Balance March 31, 2025	15,305
Proceeds from new Borrowings	976
Fair value measurement (gain)/loss	(813)
Foreign exchange	(127)
Balance June 30, 2025	15,341

16. Subsequent Events

On July 6, 2025, the Company and YA II PN, Ltd. (“Yorkville”) entered into a sixth Omnibus Amendment to Transaction Documents, effective as of June 30, 2025 (the “Sixth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company.

Pursuant to the Sixth Omnibus Amendment, the parties agreed to extend the maturity date from July 1, 2025 to August 1, 2025 for the four convertible debentures previously issued by the Company, including the (1) Convertible Debenture issued on December 7, 2022 in the original principal amount of $11.1 million (“Debenture SEV-1”), (2) Convertible Debenture issued on December 8, 2022 in the original principal amount of $10.0 million (“Debenture SEV-2”), (3) Convertible Debenture issued on December 20, 2022 in the original principal amount of $10.0 million (“Debenture SEV-3”), and (4) Convertible Debenture issued on February 5, 2024 in the original principal amount of $4,317,600 (“Debenture SEV-4,” and collectively with Debenture SEV-1, Debenture SEV-2, and Debenture SEV-3, the “Maturing Debentures”).

Pursuant to the Sixth Omnibus Amendment, the parties also agreed to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to August 1, 2025.

On August 6, 2025, the Company and Yorkville entered into a seventh Omnibus Amendment to Transaction Documents (the “Seventh Omnibus Amendment”) and an eighth Omnibus Amendment to Transaction Documents (the “Eighth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company.

Pursuant to the Seventh Omnibus Amendment, the parties agreed to extend the maturity date from August 1, 2025 to September 1, 2025 for the four convertible debentures previously issued by the Company, including the (1) Convertible Debenture issued on December 7, 2022 in the original principal amount of $11.1 million (“Debenture SEV-1”), (2) Convertible Debenture issued on December 8, 2022 in the original principal amount of $10.0 million (“Debenture SEV-2”), (3) Convertible Debenture issued on December 20, 2022 in the original principal amount of $10.0 million (“Debenture SEV-3”), and (4) Convertible Debenture issued on February 5, 2024 in the original principal amount of $4,317,600 (“Debenture SEV-4,” and collectively with Debenture SEV-1, Debenture SEV-2, and Debenture SEV-3, the “Maturing Debentures”).

Pursuant to the Seventh Omnibus Amendment, the parties also agreed to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to September 1, 2025.

Pursuant to the Eighth Omnibus Amendment, the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $190,000 in the form of a secured convertible debenture in the aggregate principal amount of $190,000 (the “Fifth Debenture”). As previously disclosed, a prior advance of $1,000,000 was funded on February 12, 2025 in connection with the First Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $1,000,000 (the “First Debenture”), a second advance was funded on March 25, 2025 in connection with the Third Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $1,000,000 (the “Second Debenture”), a third advance was funded on April 24, 2025 in connection with the Fourth Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $500,000 (the “Third Debenture”) and a fourth advance was funded on May 26, 2025 in connection with the Fifth Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $750,000 (the “Fourth Debenture” and together with the First Debenture, the Second Debenture, the Third Debenture and the Fifth Debenture, the “Advance Debentures”). As a result of the issuance of the Advance Debentures, and pursuant to the Eighth Omnibus Amendment, the Debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $1,560,000. Under the terms of the Eighth Omnibus Amendment, Debenture 6 (as defined in the Exchange Agreement), will collectively consist of the Debenture and the Advance Debentures for purposes of the transactions contemplated by the Exchange Agreement.

The Fifth Debenture will mature on August 6, 2026, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the Fourth Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Fifth Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Fifth Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Date”); provided that the Variable Conversion Date may not be lower than the Floor Price (as defined in the Fifth Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the Fifth Debenture were $190,000.

On August 15, 2025, the Company and Yorkville entered into a ninth Omnibus Amendment to Transaction Documents (the “Ninth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company.

Pursuant to the Ninth Omnibus Amendment, the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of EUR300,000 ($350,540 at conversion rate of 1.1685) in the form of a secured convertible debenture in the aggregate principal amount of $350,540 (the “Sixth Debenture”). As a result of the issuance of the Sixth Debenture and the Advance Debentures, and pursuant to the Ninth Omnibus Amendment, the Debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $1,209,460. Under the terms of the Ninth Omnibus Amendment, Debenture 6 (as defined in the Exchange Agreement), will collectively consist of the Debenture, the Sixth Debenture and the Advance Debentures for purposes of the transactions contemplated by the Exchange Agreement.

The Sixth Debenture will mature on August 15, 2026, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the Fourth Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Fifth Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Fifth Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Date”); provided that the Variable Conversion Date may not be lower than the Floor Price (as defined in the Fifth Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the Fifth Debenture were $350,540.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the six months ended June 30, 2025 (this “Quarterly Report”) and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2025 (our “2024 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on2024 Form 10-K, as updated from time to time in our other filings with the SEC. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

As of June 30, 2025, we had cash and cash equivalents of €0.3 million, and we anticipate that our current funding arrangements, including the Yorkville Commitment and the Debt Conversion, if we are able to successfully satisfy the conditions precedent thereto, as well as anticipated fund raising efforts in Q3 and Q4 of 2025, if successful, will be sufficient to support our business operations through the second quarter of 2026. However, we will have to either secure a sufficient number of future customer contracts or secure additional financing to execute our long-term growth strategy, and our ability to secure such funding will depend on, among other things, market conditions, operational milestones and investor confidence.

We operate as a single business segment, managing our financing, research and development and product commercialization on a consolidated basis. Our financial results reflect a transition from pre-revenue technology development to commercial-scale implementation, and we expect continued volatility as we scale operations.

Recent Developments

On July 6, 2025, the Company and YA II PN, Ltd. (“Yorkville”) entered into a sixth Omnibus Amendment to Transaction Documents, effective as of June 30, 2025 (the “Sixth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company.

Pursuant to the Sixth Omnibus Amendment, the parties agreed to extend the maturity date from July 1, 2025 to August 1, 2025 for the four convertible debentures previously issued by the Company, including the (1) Convertible Debenture issued on December 7, 2022 in the original principal amount of $11.1 million (“Debenture SEV-1”), (2) Convertible Debenture issued on December 8, 2022 in the original principal amount of $10.0 million (“Debenture SEV-2”), (3) Convertible Debenture issued on December 20, 2022 in the original principal amount of $10.0 million (“Debenture SEV-3”), and (4) Convertible Debenture issued on February 5, 2024 in the original principal amount of $4,317,600 (“Debenture SEV-4,” and collectively with Debenture SEV-1, Debenture SEV-2, and Debenture SEV-3, the “Maturing Debentures”).

Pursuant to the Sixth Omnibus Amendment, the parties also agreed to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to August 1, 2025.

On August 6, 2025, the Company and Yorkville entered into a seventh Omnibus Amendment to Transaction Documents (the “Seventh Omnibus Amendment”) and an eighth Omnibus Amendment to Transaction Documents (the “Eighth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company.

Pursuant to the Seventh Omnibus Amendment, the parties agreed to extend the maturity date from August 1, 2025 to September 1, 2025 for the four convertible debentures previously issued by the Company, including the (1) Convertible Debenture issued on December 7, 2022 in the original principal amount of $11.1 million (“Debenture SEV-1”), (2) Convertible Debenture issued on December 8, 2022 in the original principal amount of $10.0 million (“Debenture SEV-2”), (3) Convertible Debenture issued on December 20, 2022 in the original principal amount of $10.0 million (“Debenture SEV-3”), and (4) Convertible Debenture issued on February 5, 2024 in the original principal amount of $4,317,600 (“Debenture SEV-4,” and collectively with Debenture SEV-1, Debenture SEV-2, and Debenture SEV-3, the “Maturing Debentures”).

Pursuant to the Seventh Omnibus Amendment, the parties also agreed to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to September 1, 2025.

Pursuant to the Eighth Omnibus Amendment, the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $190,000 in the form of a secured convertible debenture in the aggregate principal amount of $190,000 (the “Fifth Debenture”). As previously disclosed, a prior advance of $1,000,000 was funded on February 12, 2025 in connection with the First Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $1,000,000 (the “First Debenture”), a second advance was funded on March 25, 2025 in connection with the Third Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $1,000,000 (the “Second Debenture”), a third advance was funded on April 24, 2025 in connection with the Fourth Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $500,000 (the “Third Debenture”) and a fourth advance was funded on May 26, 2025 in connection with the Fifth Omnibus Amendment in the form of a secured convertible debenture in the aggregate principal amount of $750,000 (the “Fourth Debenture” and together with the First Debenture, the Second Debenture, the Third Debenture and the Fifth Debenture, the “Advance Debentures”). As a result of the issuance of the Advance Debentures, and pursuant to the Eighth Omnibus Amendment, the Debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $1,560,000. Under the terms of the EIghth Omnibus Amendment, Debenture 6 (as defined in the Exchange Agreement), will collectively consist of the Debenture and the Advance Debentures for purposes of the transactions contemplated by the Exchange Agreement.

The Fifth Debenture will mature on August 6, 2026, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the Fourth Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Fifth Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Fifth Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Date”); provided that the Variable Conversion Date may not be lower than the Floor Price (as defined in the Fifth Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the Fifth Debenture were $190,000.

On August 15, 2025, the Company and Yorkville entered into a ninth Omnibus Amendment to Transaction Documents (the “Ninth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company.

Pursuant to the Ninth Omnibus Amendment, the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of EUR300,000 ($350,540 at conversion rate of 1.1685) in the form of a secured convertible debenture in the aggregate principal amount of $350,540 (the “Sixth Debenture”). As a result of the issuance of the Sixth Debenture and the Advance Debentures, and pursuant to the Ninth Omnibus Amendment, the Debenture to be issued to Yorkville, upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement, will have an aggregate principal amount of $1,209,460. Under the terms of the Ninth Omnibus Amendment, Debenture 6 (as defined in the Exchange Agreement), will collectively consist of the Debenture, the Sixth Debenture and the Advance Debentures for purposes of the transactions contemplated by the Exchange Agreement.

The Sixth Debenture will mature on August 15, 2026, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the Fourth Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the Fifth Debenture) for so long as such Event of Default remains uncured. Yorkville will have the right to convert the Fifth Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Date”); provided that the Variable Conversion Date may not be lower than the Floor Price (as defined in the Fifth Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the Fifth Debenture were $350,540.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three months ended June 30,
	2025	2024	Change
	(in € thousands)
Revenue	25	–	25
Cost of sales	(19)	–	(19)
Gross profit	6	–	6
Operating expenses
Selling and distribution expenses	(244)	(193)	(51)
General and administrative expenses	(1,137)	(1,740)	603
Research and development	(525)	(336)	(189)
Loss on reconsolidation	-	756	(756)
Other operating income/(loss)	128	82	46
Operating (loss) / income	(1,772)	(1,431)	(341)
Other income / (expense)

Income from changes in fair value of convertible debt carried at fair value	813	847	(34)
Gain / (Loss) on foreign currency translation	147	(859)	1,006
Loss before tax	(812)	(1,443)	631
Taxes on income and earnings	–	–
Deferred taxes on expense	–	–
Loss for the period	(812)	(1,443)	631
Other comprehensive income (loss) that will not be reclassified to profit or loss	–	–
Total comprehensive income for the period	(812)	(1,443)	631

Revenue

For the three months ended June 30, 2025, we recorded revenue of €25 thousand, while for the three months ended June 30, 2024, we recorded no revenue. Our revenue is generated from the sale of our integrated solar solutions as well as individual components, including solar charge controllers, solar panels, and other assembly materials.

Cost of Sales

For the three months ended June 30, 2025, we recorded cost of sales of €19 thousand. For the three months ended June 30, 2024, we recorded no cost of sales.

Research and Development Expenses

For the three months ended June 30, 2025, cost of development expenses increased to approximately €525 thousand from €336 thousand for the three months ended June 30, 2024. The increase primarily reflects improvements and refinements to our solar technology.

Selling, General, and Administrative Expenses (SG&A)

For the three months ended June 30, 2025, SG&A expenses totaled approximately €1,381 thousand, compared to €1,933 thousand for the three months ended June 30, 2024. The decrease reflects a reduction in professional fees from €876 thousand for the three months ended June 30, 2024 down to €537 thousand for the three months ended June 30, 2025.

Income/(expense) from changes in fair value of convertible notes payable carried at fair value

For the three months ended June 30, 2025, we recognized a gain of approximately €813 thousand from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the three months ended June 30, 2024, we recorded a gain of approximately €847 thousand from the revaluation of convertible debentures under the same fair value accounting treatment.

Gain (Loss) on Foreign Currency Translation

For the three months ended June 30, 2025, we recorded a foreign currency translation gain of approximately €147 thousand, primarily resulting from exchange rate movements impacting Euro-denominated balances. We recognized a net loss from foreign currency translation of approximately €859 thousand for the three months ended June 30, 2024.

Net Loss

For the three months ended June 30, 2025, we reported a net loss of €812 thousand, while for the three months ended June 30, 2024, we reported a net loss of €1,443 thousand. This change was primarily driven by the decrease in general and administrative expenses recorded for the three months ended June 30, 2025, as well as by the €147 gain on foreign currency translation recognized for the three months ended June 30, 2025 compared to €859 thousand loss recorded for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Six months ended June 30,
	2025	2024	Change
	(in € thousands)
Revenue	51	–	51
Cost of sales	(39)	–	(39)
Gross profit	12	–	12
Operating expenses
Selling and distribution expenses	(474)	(243)	(231)
General and administrative expenses	(2,281)	(2,874)	593
Research and development	(968)	(557)	(411)
Gain on reconsolidation	-	63,491	(63,491)
Other operating income/(loss)	132	70	62
Operating (loss) / income	(3,579)	59,887	(63,466)
Other income / (expense)

Income from changes in fair value of convertible debt carried at fair value	11,144	21,909	(10,765)
Gain / (Loss) on foreign currency translation	460	(2,357)	2,817
Gain before tax	8,025	79,439	(71,414)
Taxes on income and earnings	–	–
Deferred taxes on expense	–	–
Gain for the period	8,025	79,439	(71,414)
Other comprehensive income (loss) that will not be reclassified to profit or loss	–	–
Total comprehensive income for the period	8,025	79,439	(71,414)

Revenue

For the six months ended June 30, 2025, we recorded revenue of €51 thousand, while for the six months ended June 30, 2024, we recorded no revenue. Our revenue is generated from the sale of our integrated solar solutions as well as individual components, including solar charge controllers, solar panels, and other assembly materials.

Cost of Sales

For the six months ended June 30, 2025, we recorded cost of sales of €39 thousand. For the six months ended June 30, 2024, we recorded no cost of sales.

Research and Development Expenses

For the six months ended June 30, 2025, cost of development expenses increased to approximately €968 thousand from €557 thousand for the six months ended June 30, 2024. The increase primarily reflects improvements and refinements to our solar technology.

Selling, General, and Administrative Expenses (SG&A)

For the six months ended June 30, 2025, SG&A expenses totaled approximately €2,755 thousand, compared to €3,117 thousand for the six months ended June 30, 2024. The decrease reflects a reduction in professional fees from €1,743 thousand for the six months ended June 30, 2024 down to €1,030 thousand for the six months ended June 30, 2025.

The largest components of SG&A expenses in the first half of 2025 were payroll and social contributions, and legal, audit and other advisory services. In comparison, SG&A expenses in the first half of 2024 included expenses related to the restructuring process.

Gain (Loss) on deconsolidation/reconsolidation

For the six months ended June 30, 2024, we recognized a gain of approximately €63,491 thousand in connection with the reconsolidation of the Subsidiary following its exit from its Self-Administration Proceedings. This gain primarily reflects the extinguishment of certain liabilities and the re-recognition of net assets upon regaining control of the Subsidiary.

For the six months ended June 30, 2025, we recorded no gain or loss in connection to reconsolidation of the Subsidiary.

Income/(expense) from changes in fair value of convertible notes payable carried at fair value

For the six months ended June 30, 2025, we recognized a gain of approximately €11,144 thousand from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the six months ended June 30, 2024, we recorded a gain of approximately €21,909 thousand from the revaluation of convertible debentures under the same fair value accounting treatment.

Gain (Loss) on Foreign Currency Translation

For the six months ended June 30, 2025, we recorded a foreign currency translation gain of approximately €460 thousand, primarily resulting from exchange rate movements impacting Euro-denominated balances. We recognized a net loss from foreign currency translation of approximately €2,357 thousand for the six months ended June 30, 2024.

Net Income

For the six months ended June 30, 2025, we reported net income of €8,025 thousand, while for the six months ended June 30, 2024, we reported a net income of €79,439 thousand. This change in net income was primarily driven by the €63,491 thousand reconsolidation gain recognized upon regaining control of our Subsidiary after the completion of its Self-Administration Proceedings in the first quarter of 2024.

Looking ahead, we anticipate incurring operating losses in future periods as we continue to scale our operations, invest in research and development and expand our commercial footprint. Our long-term financial performance will depend on successful commercialization of our ViPV solutions, revenue growth from OEM partnerships and standalone product sales and efficient cost management.

Liquidity and Capital Resources

As of June 30, 2025, our cash was €339 thousand, compared to €1,354 thousand as of December 31, 2024. Cash consists of cash in bank accounts.

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

○

On April 24, 2025, the Company and Yorkville entered into a fourth Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $500,000 of the Yorkville Commitment in the form of a $500,000 secured convertible debenture (the “Third Advance Debenture”).

○

On May 27, 2025, the Company and Yorkville entered into a fifth Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $750,000 of the Yorkville Commitment in the form of a $750,000 secured convertible debenture (the “Fourth Advance Debenture”).

○

On August 6, 2025, the Company and Yorkville entered into an eighth Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $190,000 of the Yorkville Commitment in the form of a $190,000 secured convertible debenture (the “Fifth Advance Debenture” and together with the First Advance Debenture, the Second Advance Debenture, the Third Advance Debenture and the Fourth Advance Debenture, the “Advance Debentures”).

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

Future Capital Needs and Outlook

While our current funding structure, which is based on the receipt of the unfunded portion of the Yorkville Commitment and implementation of the Debt Conversion, if we are able to successfully satisfy the conditions precedent thereto, as well as our anticipated fund raising efforts in Q3 and Q4 of 2025, if successful, is expected to provide sufficient capital through the end of the second quarter of 2026, we will have to either secure a sufficient number of future customer contracts or secure additional external financing to support our scaling and commercialization efforts.

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

Going Concern Considerations

We have historically relied on external financing to fund our operations, and as of June 30, 2025, we had cash of €0.3 million. Based on our current operating plan and if we are able to successfully access the unfunded portion of the Yorkville Commitment and implement the Debt Conversion as well as successfully complete the planned fund raising activities, we anticipate that our existing cash resources, together with the remaining unfunded portion of the Yorkville Commitment and proceeds from the planned fund raising activities, will be sufficient to fund our business operations through the end of the second quarter of 2026.

However, our ability to continue as a going concern is dependent on the uplisting of our Ordinary Shares to the Nasdaq Capital Market, which we cannot guarantee will occur, and on our ability to either secure a sufficient number of future customer contracts or secure additional capital. If we are unable to obtain sufficient funding, we may need to modify our operating plans, reduce costs or pursue alternative financing strategies. Management continues to evaluate financing alternatives, and we remain confident in our ability to raise the necessary capital to execute our business plan, especially if we are able to satisfy the initial listing requirements of the Nasdaq Capital Market or another national securities exchange. Based upon this uncertainty, our management has concluded that there is substantial doubt that the company will continue as a going concern.

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024
	(in € thousands )
Net cash used in operating activities	(3,451)	(15,885)
Net cash (used in)/provided by investing activities	(8)	1,307
Net cash from financing activities	2,904	7,000
Net decrease in cash	(555)	(7,578)
Effect of currency translation on cash and cash equivalents	(460)	2,357
Cash and cash equivalents at the beginning of the period	1,354	7,412
Cash at end of the period	339	2,191

Net cash used in operating activities

Net cash used in operating activities decreased from €15,885 thousand in the six months ended June 30, 2024 to €3,451 thousand for the six months ended June 30, 2025. The decrease was primarily driven by higher cash outflows for the six months ended June 30, 2024 related to the restructuring process.

Net cash provided by investing activities

We used €8 thousand in investing activities in the six months ended June 30, 2025, with the entire amount related to equipment acquisition. Net cash provided by investing activities in the six months ended June 30, 2024 was €1,307 thousand with the entire amount related to reconsolidation of the Subsidiary cash balance.

Net cash from financing activities

Net cash provided by financing activities was €2,904 thousand in the six months ended June 30, 2025, resulting from proceeds received in connection with the issuance of convertible notes. For the six months ended June 30, 2024, net cash provided by financing activities amounted to €7,000 thousand, resulting from the proceeds received in connection with the issuance of convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2025.

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

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring/recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial offer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating the aforementioned deficiencies and specifically plan to incorporate automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal training for our accounting and finance teams and continue to invest in our finance IT systems. However, as of June 30, 2025, we are still in the process of remediating the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of Sono Group N.V. (translated into English)	6-K	001-41066	3.1	12/30/2024

3.2	Proposed amendment of the Company’s articles of association with Part A (English translation)	6-K	001-41066	99.3	10/23/2024

3.3	Proposed amendment of the Company’s articles of association with Part B (English translation)	6-K	001-41066	99.4	10/23/2024

3.4	Proposed amendment of the Company’s articles of association with Part C (increased authorized capital) (English translation)	6-K	001-41066	99.5	10/23/2024

3.5	Form of internal rules of the Management Board of Sono Group N.V.	F-1	333-260432	3.2	11/8/2021

3.6	Form of internal rules of the Supervisory Board of Sono Group N.V.	F-1	333-260432	3.3	11/8/2021

4.1	Secured Convertible Debenture, dated February 12, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	2/13/2025

4.2	Secured Convertible Debenture, dated March 25, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	3/26/2025

4.3	Secured Convertible Debenture, dated April 24, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	4/25/2025

4.4	Secured Convertible Debenture, dated May 27, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.1	5/27/2025

4.5	Secured Convertible Debenture, dated August 6, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.3	8/7/2025

4.6	Secured Convertible Debenture, dated August 15, 2025, issued by Sono Group N.V. to YA II PN, Ltd.					*

10.1	Omnibus Amendment to Transaction Documents, dated February 12, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	2/13/2025

10.2	Omnibus Amendment to Transaction Documents, dated March 7, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	3/7/2025

10.3	Omnibus Amendment to Transaction Documents, dated March 25, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	3/26/2025

10.4	Omnibus Amendment to Transaction Documents, dated April 24, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	4/25/2025

10.5	Omnibus Amendment to Transaction Documents, dated May 26, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	5/27/2025

10.6	Omnibus Amendment to Transaction Documents, dated July 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	7/8/2025

10.7	Omnibus Amendment to Transaction Documents, dated August 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	8/7/2025

10.8	Omnibus Amendment to Transaction Documents, dated August 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	8/7/2025

10.9	Omnibus Amendment to Transaction Documents, dated August 15, 2025, by and between Sono Group N.V. and YA II PN, Ltd.					*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*         Filed herewith.

**       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONO GROUP N.V.

Date: August 19, 2025	By:	/s/ George O’Leary
George O’Leary
Chief Executive Officer and Managing Director

Date: August 19, 2025	By:	/s/ M. Scott Calhoun
M. Scott Calhoun
Chief Financial Officer