Form 10-Q
period 2025-09-30
Sono Group N.V.
filed 2025-11-20
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Registrant’s telephone number, including area code: +49 (0)89 4520 5818

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	SSM	The Nasdaq Stock Market LLC

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

As of October 31, 2025, there were 1,424,408 ordinary shares, nominal value €0.01 per share, of the registrant outstanding, 40,000 high voting shares, nominal value €0.25 per share, of the registrant outstanding and 1,401 preferred shares, nominal value €300.00 per share, of the registrant outstanding.

Sono Group N.V.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONO GROUP N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
	KEUR	KEUR
ASSETS
Current Assets
Cash	2,250	1,354
Inventory	312	304
Prepaid taxes	597	531
Prepaid expenses and other	102	103
Total Current Assets	3,261	2,292
Property, plant and equipment, net of accumulated depreciation	106	129
Right of use lease assets	588	630
Total Assets	3,955	3,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	595	575
Lease liability, current portion	167	58
Convertible notes payable at fair value	-	24,035
VAT payable	236	487
Other current liabilities	27	5

Total Current Liabilities	1,025	25,160

Long-Term Liabilities
Lease liability, long term portion	421	572

Total Liabilities	1,446	25,732

Commitments and Contingencies (see Note 13)

Shareholders’ Equity
Preferred Shares, par value €300.00 per share, 1,401 shares authorized, 1,401 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 9)	420	-
Ordinary Shares, par value €0.01 per share, 120,000,000 shares authorized, 1,424,186 and 1,409,885 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 9)	14	28
High Voting Shares, par value €0.25 per share, 40,000 shares authorized, 40,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 9)	10	20
Additional paid-in capital	316,859	298,699
Accumulated deficit	(314,794)	(321,428)
Total Shareholders’ Equity	2,509	(22,681)

Total Liabilities and Shareholders’ Equity	3,955	3,051

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	KEUR	KEUR	KEUR	KEUR
Revenue	49	-	101	-
Cost of sales	18	-	57	-

Gross margin	31	-	44	-

Operating Expenses and Costs
Selling and distribution expenses	186	205	662	448
General and administrative expenses	1,231	753	3,512	3,627
Research and development	435	519	1,402	1,076
Gain on reconsolidation	-	-	-	(63,491)
Other Operating (income)/loss	(250)	4	(381)	(66)
Total Operating Expenses and Costs	1,602	1,481	5,195	(58,406)

(Loss)/Income from Operations	(1,571)	(1,481)	(5,151)	58,406

Other Income (Expenses)

(Loss) / income from changes in fair value of convertible note payable carried at fair value	(35)	(8,809)	11,108	13,100
Gain / (loss) on foreign currency transactions	215	783	675	(1,575)

Total Other (Expense) / Income	(180)	(8,026)	11,783	11,525

Net (loss) / income	(1,391)	(9,507)	6,632	69,931

Net (loss) / income per share to common shareholders:
Basic	€(0.95)	(6.56)	4.56	48.26
Diluted	(0.95)	(6.56)	0.72	3.58

Weighted average number of common shares:
Basic	1,463,101	1,449,868	1,454,361	1,449,060
Diluted	1,463,101	1,449,868	9,206,350	19,542,240

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shared Outstanding	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	(#)	KEUR	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2023	1,408,895	85	40,000	60	-	-	298,621	(386,454)	(87,688)

Income for the period		-		-		-	-	80,882	80,882

Balance at March 31, 2024	1,408,895	85	40,000	60	-	-	298,621	(305,572)	(6,806)

Loss for the period		-		-		-	-	(1,443)	(1,443)

Balance at June 30, 2024	1,408,895	85	40,000	60	-	-	298,621	(307,015)	(8,249)

Loss for the period		-		-		-		(9,507)	(9,507)

Balance at September 30, 2024	1,408,895	85	40,000	60	-	-	298,621	(316,522)	(17,756)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shared Outstanding	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	(#)	KEUR	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2024	1,409,885	28	40,000	20	-	-	298,699	(321,428)	(22,681)

Issuance of Ordinary Shares in connection with December 2024 reverse share split	36	-	-	-	-	-	-	-	-
Income for the period		-		-		-		8,837	8,837

Balance at March 31, 2025	1,409,921	28	40,000	20	-	-	298,699	(312,591)	(13,844)

Loss for the period		-		-		-		(812)	(812)

Balance at June 30, 2025	1,409,921	28	40,000	20	-	-	298,699	(313,403)	(14,656)

Issuance of Ordinary Shares in connection with SPA in July 2024	14,265	-	-	-	-	-	85	-	85

Issuance of Preferred Shares in September 2025	-	-	-	-	1,401	420	18,051	-	18,471

Reclassification of par value in connection with September 2025 change in nominal share price	-	(14)	-	(10)	-	-	24	-	-

Loss for the period								(1,391)	(1,391)

Balance at September 30, 2025	1,424,186	14	40,000	10	1,401	420	316,859	(314,794)	2,509

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the nine months ended
	September 30, 2025 KEUR	September 30, 2024 KEUR

Cash Flows from Operating Activities
Net income	6,632	69,931
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	31	27
Gain on reconsolidation	-	(63,491)
Income from changes in fair value of convertible note payable carried at fair value	(11,108)	(13,100)
Other non-cash (income)/expenses	(686)	(896)
Changes in operating assets and liabilities:
Inventory	(8)	(178)
Prepaid taxes	(66)	459
Prepaid expenses and other	1	1,085
Right of use lease assets	42	36
Accounts payable and accrued expenses	251	(7,604)
Lease Liability	(42)	(36)
VAT payable	(251)	-
Other current liabilities	22	276
Net cash used in operating activities	(5,182)	(13,491)

Cash Flows from Investing Activities
Acquisition of equipment	(8)	(6)
Reconsolidation of the Subsidiary cash balance	-	1,305

Net cash (used in)/provided by investing activities	(8)	1,299

Cash Flows from Financing Activities
Proceeds from the issuance of convertible notes	5,990	7,000
Proceeds from the issuance of common stock	85	-
Net cash provided by financing activities	6,075	7,000

Effect of currency translation on cash	11	-
Net increase (decrease) in cash	896	(5,192)

Cash at December 31, 2024 and 2023	1,354	7,412
Cash at September 30, 2025 and 2024	2,250	2,220

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for income tax	-	-

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

1. Organization and Description of Business

Sono Group N.V. (“Sono N.V.” or the “Company”) is registered in the business register (Netherlands Chamber of Commerce) and its corporate seat is in Amsterdam. In November 2021, the Company successfully completed an initial public offering (IPO) and became listed on The Nasdaq Global Market (“Nasdaq Global Market”). The Company’s ordinary shares commenced trading on the Nasdaq Global Market under the ticker symbol “SEV” on November 17, 2021. On July 12, 2023 and August 28, 2023, the Company received notices from Nasdaq Global Market stating that the staff of the Listing Qualifications Department (the “Staff”) had determined that the Company’s securities will be delisted from Nasdaq in accordance with Nasdaq’s Listing Rules and notifying the Company of the suspension in trading of its ordinary shares as of the opening of business on July 21, 2023. On December 11, 2023, the Company received a decision of the Nasdaq Hearings Panel (the “Panel”) advising the Company that the Panel has determined to delist the Company’s ordinary shares from Nasdaq. On February 15, 2024, Nasdaq filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “SEC”) to complete the delisting. On July 2, 2024, the quoting of the Company’s ordinary shares commenced on OTCQB under the ticker symbol “SEVCF”. On September 4, 2025, the Company received approval to list its ordinary shares on the Nasdaq Capital Market, and the ordinary shares commenced trading on Nasdaq under the ticker symbol “SSM” on September 5, 2025.

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

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2025 and the results of operations for the nine month period then ended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the condensed consolidated financial statements not misleading have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; actual results could materially differ from those estimates. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accordingly do not include all of the disclosures normally made in the Company’s annual condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for fiscal 2024.

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

Cash

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts maintained in US bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to US$250,000. The Company had US$2.2M and $-0- in US bank cash balances in excess of the FDIC insured limit as of September 30, 2025 and December 31, 2024, respectively.

Leases

The Company accounts for leases pursuant to ASC 842 “Leases”. Accordingly, for new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as ROU assets within other assets and lease liabilities within current liabilities and within other long-term liabilities on the Company’s consolidated balance sheets. Additionally, the Company elected the exemption available under ASC 842-20-25-2 for short term lease agreements and recognizes lease payments on a straight line basis.

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

Since control does not transfer over time but rather at a single point (usually project completion or delivery), revenue is recognized at a point in time in accordance with ASC 606-10-25-30 and related guidance. Progress billings on projects where this criteria has not been met are recorded as deferred revenue. Deferred revenue at September 30, 2025 and December 31, 2024 was EUR0.00 and EUR0.00 respectively.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. No income tax has been provisioned for the nine months ended September 30, 2025 and 2024, since the Company has sustained losses historically and has substantial net operating loss carryforwards for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

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

For the three and nine months ending September 30, 2025, and 2024, basic net income/(loss) per share was EUR(0.95), EUR(6.56) and EUR4.56, EUR48.26, respectively. Weighted average common shares used were 1,463,101 and 1,449,868 for three months ended September 30, 2025 and 2024, respectively, and 1,454,361 and 1,449,060 for nine months ended September 30, 2025 and 2024, respectively.

For the nine months ending September 30, 2025 and 2024 fully diluted income/(loss) per share was EUR0.72 and EUR3.58 respectively. Weighted average common shares including all outstanding stock options and other dilutive securities were 9,206,350 and 19,542,240, respectively.

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

3. Liquidity and Going Concern Analysis

The Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after these consolidated condensed financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 30, 2026.

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

As of September 30, 2025, the Company had cash balances of EUR2.3 million, a working capital surplus of EUR2.2 million and an accumulated deficit of EUR314.8 million. For the nine months ended September 30, 2025, the Company had net income of EUR6.6 million. For the nine months ended September 30, 2025, the Company recorded an operating loss of EUR5.2 million, had net cash used in operating activities of EUR5.2 and expects to continue to incur small operating losses and have net cash outflows for at least the next 12 months, offset by cash flows from financing and other business activities. Following certain amendments to our agreements with YA II PN, Ltd. (“Yorkville”) as previously disclosed by the Company, on September 5, 2025 the Company’s ordinary shares commenced trading on the Nasdaq Capital Market under the ticker symbol “SSM.” In connection with such uplisting, the aggregate principal amount available under the Yorkville debenture was increased to $7.2 million, including an immediate advance of approximately $3.41 million on September 5, 2025, and the previously funded smaller advances in 2025 under earlier omnibus amendments constituted the remaining balance; accordingly, no additional amounts remain available to be drawn under the Yorkville debenture.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, in light of the Company’s current cash on hand and working capital position together with the Company’s contemplated additional fundraising efforts, cost-reduction measures and commercial development efforts, if consummated as planned and on acceptable terms which cannot be guaranteed, the Company would have sufficient liquidity to meet its obligations within one year from the date of these consolidated financial statements. However, the availability, timing, and terms of any such additional measures, including financing efforts, cannot be assured. Accordingly Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

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

The reconsolidation resulted in a net gain of approximately EUR62.6 million, reflecting the revaluation of the Subsidiary’s net assets and the extinguishment of parental guarantees and related liabilities. This gain is recorded in our operating results for the three months ended March 31, 2024 and represents the financial impact of regaining control over the Subsidiary.

On March 1, 2024, the Company was deemed to have regained control of Sono Motors. The Company recorded the fair value of net assets consolidated at March 1, 2024. The following table reflects the March 1, 2024 Balance Sheet of Sono Motors:

March 1, 2024 KEUR

Cash	1,305
Prepaid taxes	239
Prepaid expenses and other current assets	559
Fixed assets	66
Accounts payable and other liabilities	(191)
Net assets recorded on reconsolidation	1,978

5. Property, Plant, and Equipment

Property, plant and equipment as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025 KEUR	December 31, 2024 KEUR
Machinery & equipment	188	180
Accumulated depreciation	(82)	(51)

	106	129

Depreciation expense for the three and nine months ended September 30, 2025 and 2024 was KEUR16, KEUR31 and KEUR5, KEUR27 respectively.

6. Leases

The Company leases its office and warehouse space. The lease has a remaining life of 5.6yrs. The Company accounts for its leases according to ASC 842 Leases.

Lease expense was KEUR42, KEUR42 and KEUR126, KEUR98, for the three and nine months ended September 30, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of September 30, 2025:

KEUR
2025 (remaining)	43
2026	167
2027	167
2028	167
2029 and beyond	391
Total Lease payments	935
Less interest	347
Present value of lease payments	588

Balance Sheet Classification	Liability as of September 30, 2025 KEUR	Liability as of December 31, 2024 KEUR
Current	167	58
Long term	421	572
Total Lease	588	630

The lease was calculated over a 122 month period at a discount rate of 18%.

In addition, for the three and nine months ended September 30, 2025 and 2024, the Company recorded KEUR11, KEUR0.00 and KEUR18, KEUR23 of an operating lease running on a month-to-month basis.

7. Accounts Payable and Accrued Expenses

Amounts related to accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025 KEUR	December 31, 2024 KEUR
Trade accounts payable	595	575
Other accrued liabilities	-	-
Total accounts payable and accrued liabilities	595	575

8. Convertible Notes Payable at Fair Value

As of September 30, 2025 and December 31, 2024, the estimated fair value of our convertible debt is as follows:

	September 30, 2025 KEUR	December 31, 2024 KEUR

Fair value convertible notes	-	24,035

On December 7, 2022, the Company entered into a share purchase agreement with Yorkville to purchase up to $31.1 million in convertible debentures (the “2022 Debentures”). On February 5, 2024 and August 30, 2024, Company issued additional convertible debentures in the amounts of $4.3 million and $3.3 million, respectively, (the “February 2024 Debenture” and “August 2024 Debenture” respectively, and together, the “2024 Debentures”), pursuant to a funding commitment letter entered into between the Company and Yorkville in connection with Sono Group’s restructuring in connection with the Self-Administration Proceedings. On December 30, 2024 the Company and Yorkville entered into a securities purchase agreement (the “Securities Purchase Agreement”) and an exchange agreement (the “Exchange Agreement”). Under the terms of the Securities Purchase Agreement, Yorkville committed to provide limited financing to the Company in the amount of $5 million, subject to certain conditions and limitations. Following a number of amendments to the Securities Purchase Agreement the Company issued to Yorkville six additional debentures (“2025 Debentures”) in the amounts of $1 million, $1 million, $0.50 million, $0.75 million, $0.19 million and $0.35 million on February 12, 2025, March 25, 2025, April 24, 2025, May 27, 2025, August 6, 2025 and August 15, 2025 respectively. In connection with the Company’s uplisting to the Nasdaq Capital Market, on September 5, 2025 Yorkville increased the total funding commitment under the terms of the Securities Purchase Agreement from $5 million to $7.2 million and following the respective amendment the Company issued the final debenture for the remaining part of the total funding commitment, which amounted to $3.4 million. According to the terms of the Exchange Agreement and following the uplisting of Company’s Ordinary Shares to the Nasdaq Capital Market, the total amount of all convertible debentures issued by the Company to Yorkville and outstanding as of September 5, 2025, including accrued interest, totalling 42.1M USD were converted into 1,401 preferred shares with €300 nominal value each (please refer to Note 9 for details on preferred shares). The following table reflects the outstanding debt and accrued interest for each tranche as of September 5, 2025 and December 31, 2024:

September 5, 2025	Issue Date	Maturity Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	July 1, 2025	11,100	3,275
Tranch-2 @4% (12% - default rate)	December 8, 2022	July 1, 2025	8,150	2,321
Tranch-3 @4% (12% - default rate)	December 20, 2022	July 1, 2025	750	214
Tranch-4 @12% (18% - default rate)	February 5, 2024	July 1, 2025	4,318	822
Tranch-5 @12% (18% - default rate)	August 30, 2024	August 30, 2025	3,338	408
Tranch-6a @12% (18% - default rate)	February 12, 2025	February 12, 2026	1,000	68
Tranch-6b @12% (18% - default rate)	March 25, 2025	March 24, 2026	1,000	54
Tranch-6c @12% (18% - default rate)	April 24, 2025	April 23, 2026	500	22
Tranch-6d @12% (18% - default rate)	May 27, 2025	May 26, 2026	750	25
Tranch-6e @12% (18% - default rate)	August 6, 2025	August 6, 2026	189	2
Tranch-6f @12% (18% - default rate)	August 15, 2025	August 15, 2026	351	3
Tranch-7 @12% (18% - default rate)	September 5, 2025	September 5, 2026	3,409	1
Total			34,856	7,215

December 31, 2024	Issue Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	11,100	2,370
Tranch-2 @4% (12% - default rate)	December 8, 2022	8,150	1,657
Tranch-3 @4% (12% - default rate)	December 20, 2022	750	153
Tranch-4 @12% (18% - default rate)	February 5, 2024	4,318	470
Tranch-5 @12% (18% - default rate)	August 30, 2024	3,338	136

Total		27,656	4,785

The 2022 Debentures carry a coupon of 4% and were convertible into common stock at the holder’s option at, the lower of (i) $131.25, or (ii) 96.5% of the lowest daily VWAP of the Ordinary Shares during the (7) consecutive Trading Days immediately preceding the conversion date or other date of determination). As a result of the amendment described below, the 2022 Debentures have a maturity date of the later of July 1, 2025 or 12 months from the issuance date of each such new note. The 2022 Debentures contain default provisions that accelerate the payment of principal and interest calculated at the default rate of 12%. Resulting from the Company’s application for its Self-Administration Proceedings, the 2022 Debentures have been in default since the filing with the bankruptcy court.

In November 2023, the contractual terms of the 2022 Debentures were renegotiated and significantly amended resulting in modified convertible debentures. The maturity date was extended until July 1, 2025. The conversion price was changed to the lower of $18.75 and 85% of the minimum daily volume-weighted average price on the seven trading days before conversion, provided that the conversion price will not be below the nominal value of EUR 0.06, as translated to USD, and, if and only if the shares of Sono Group are listed and traded on Nasdaq on the relevant conversion date, the conversion price will not be lower than the Floor Price of USD 0.006.

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

The carrying value of the convertible notes, which under ASC 815-15-25-4 is Fair Value, is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of September 5, 2025 and December 31, 2024 are as follows:

	September 5, 2025 (Conversion Date)	December 31, 2024
Indexed common shares	7,718,300	18,537,485
Fair value per share	$2.79	$1.24
Total Fair Value of Convertible Notes	EUR18,471	EUR24,035

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

Assumption	September 5, 2025 (Conversion Date)	December 31, 2024

Closing price of underlying common equity(1)	$7.24	$4.18
Exercise price	$4.45	$1.75
Volatility of underlying common equity	N/A	150%
Remaining term (in years)	N/A	1
Risk Free treasury rates	N/A	4.18%
Foreign exchange rate at year end USD/EUR	1.17	1.0389

(1) Adjusted for a discount for lack of marketability of 50%.

On September 5, 2025, pursuant to an exchange agreement dated December 30, 2024, as amended , , the debt was exchanged for 1,401 shares of perpetual preferred stock. The Preferred Stock is convertible into common shares at 85% of the lowest VWAP for the 10 preceding trading days. As part of the commitment, the holder has agreed to a conversion price floor of $4.00 for six months and $1.00 thereafter. These terms have been embodied into the calculation of fair value as of September 5, 2025.

The fair value calculated on September 5, 2025 was EUR18.5M indexed to 7,718,300 common shares. The debt was extinguished through the issuance of perpetual preferred stock in the amount of EUR18.5M and reclassified into equity.

9. Shareholders’ Equity

As of September 30, 2025, the Company had authorized share capital of 120,000,000 ordinary shares with a nominal value of €0.01 per share, 40,000 high voting shares with a nominal value of €0.25 per share and 1,401 preferred shares with a nominal value of €300 per share with 1,424,186 ordinary shares, 40,000 high voting shares and 1,401 preferred shares issued and outstanding.

Each ordinary share confers the right on the holder to cast one vote at the general meeting, each high voting share confers the right on the holder to cast twenty-five votes at the general meeting and each preferred share confers the right on the holder to cast thirty thousand votes at the general meeting, subject to a contractually agreed between the Company and Yorkville voting blocker equal to 4.99% of the combined voting power in the share capital of Sono Group N.V.

The preferred shares are convertible at a price per share equal to 85% of the lowest daily volume weighted average price of the Ordinary Shares during the 10 Trading Days immediately preceding the date of the conversion notice, subject to a floor price (the “Floor Price”). Upon the conversion of each Preferred Share, the Investor shall surrender the Preferred Share being converted, plus the Investor will automatically sell and transfer to the Company for no consideration (the “Repurchase”) additional Preferred Shares such that the total number of Preferred Shares surrendered and subject to the Repurchase shall be equal to (a) the total number of Ordinary Shares issuable upon such conversion, multiplied by (b) the Effective Conversion Price, divided by (c) 30,000. The Parties acknowledge that pursuant to Section 2:98 paragraph 2, of the Dutch Civil Code, the Company cannot hold more than half of its issued nominal share capital. If, as a result of the Repurchase the Company will exceed the aforementioned threshold, the Parties hereby agree that such repurchase for no consideration is postponed until the Company has taken appropriate measures.

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

On December 30, 2024, the Company entered into an Exchange Agreement with YA II PN, Ltd. (“Yorkville”) (as subsequently amended), pursuant to which Yorkville agreed to exchange all outstanding debentures it held for preferred shares of the Company, subject to closing conditions, including among others the Company’s receipt of notice that its ordinary shares met all requirements for listing on the Nasdaq Capital Market.

On August 13, 2025, shareholders approved amendments to the Company’s Articles of Association that, among other things, create the preferred share class and adjust the Company’s authorized share capital, with such amendments to become effective on the Closing Date of the Exchange Agreement. Following receipt of Nasdaq approval on September 4, 2025 and commencement of trading on September 5, 2025 under ticker “SSM”, the conditions to closing were satisfied and the Exchange Agreement closed, resulting in the exchange of Yorkville’s outstanding debentures into preferred shares in accordance with its terms. These corporate actions followed the previously disclosed reverse share split and nominal value adjustments (ordinary shares to €0.02; high-voting shares to €0.50) and, upon the Closing Date of the Exchange Agreement, the effectiveness of the shareholder-approved amendments to the Articles of Association further decreased the nominal value per share to €0.01 for ordinary shares and €0.25 for high-voting shares.

As a result of these actions, the presentation of the Company’s ordinary shares and high voting shares in the consolidated financial statements as of September 30, 2025 and December 31, 2024 has been adjusted to reflect the post-split basis for comparative purposes.

Stock Options

In December 2020, against the background of our intention to terminate all relevant benefits under former employee participation programs from 2017 and 2018 (respectively, “VESP 2017” and “VESP 2018”) pursuant to which employees were granted virtual shares, we adopted our conversion stock option program under the LTIP (“CSOP”). Under the CSOP, the Company granted 42,183 fully vested stock options, each with an exercise price of €4.5 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021. The stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The stock options will expire four years after the closing of our IPO.

Certain former supervisory board members received one-time awards of restricted stock units for Ordinary Shares (“RSUs”) under the LTIP in connection with the Company’s IPO and such individual’s appointment as a member of the supervisory board, starting from the date of the Company’s IPO. The awards of a total of 63,868 RSUs were granted on November 21, 2021 and vest in four equal, annual installments on each anniversary of the grant date, with the fourth installment vesting on the earlier of (a) the fourth anniversary of the grant date or (b) the Company's annual general meeting of shareholders to be held in 2025. Due to termination of the former supervisory board members no further RSUs were vested in the year 2024 or in the nine months ended September 30, 2025. Hence, there were 19,724 RSUs fully vested as of September 30, 2025 and December 31, 2024.

For purposes of the table below, all outstanding stock options and exercise prices have been retrospectively adjusted to reflect the Reverse Share Split implemented on December 23, 2024. The following table summarizes stock option activity as of and for the nine months ended September 30, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price EUR	Weighted Average Remaining Contractual Term (Yrs)	Average Intrinsic Value EUR

Outstanding at December 31, 2024	33,689	4.46	0.9	–
Granted during the period	–
Exercised during the period	–
Forfeited during the period	–

Outstanding at September 30, 2025	33,689	4.46	0.1	–
Exercisable at September 30, 2025	33,689	4.46	0.1	–

10. General and Administrative Expenses

The table below provides details on general and administrative expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025 KEUR	2024 KEUR	2025 KEUR	2024 KEUR
Professional fees	539	147	1,569	1,890
Personnel costs	397	471	1,184	1,027
Building lease expense	53	32	154	167
Insurance	27	35	80	105
Software fees and subscriptions	169	45	357	156
Other expenses	46	23	168	282
Total general and administrative expenses	1,231	753	3,512	3,627

11. Research and Development Expenses

The table below provides details on research and development expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025 KEUR	2024 KEUR	2025 KEUR	2024 KEUR
Development costs	(13)	5	67	5
Professional fees	18	166	87	167
Personnel expenses	345	340	1,100	870
Other expenses	85	8	148	34
Total research and development expenses	435	519	1,402	1,076

12. Selling and Distribution Expenses

The table below provides details on selling and distribution expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025 KEUR	2024 KEUR	2025 KEUR	2024 KEUR
Personnel expenses	137	151	516	353
Advertising and marketing	47	45	123	86
Other expenses	2	9	23	9
Total selling and distribution expenses	186	205	662	448

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

Deferred tax assets and deferred tax liabilities are offset if there is a legally enforceable right to offset current tax assets and current tax liabilities and these relate to income taxes levied by the same tax jurisdiction. As the net deferred tax asset is not booked in a first step, no valuation allowance is booked. Given the loss history of the Company, deferred tax assets are not recognized on the balance sheet. The amount of deferred tax assets/liabilities as of September 30, 2025 and December 31, 2024 are zero. There are no deferred taxes regarding Outside Basis Differences as those are permanent differences.

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

The following table summarizes the conclusions reached regarding fair value measurements as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			–	–
Total Liabilities			–	–

As of December 31, 2024 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			24,035	24,035
Total Liabilities			24,035	24,035

Convertible notes payable is a Level 3 financial instrument that is measured at fair value on a recurring basis. Gains/(Losses) from the change in fair value of convertible notes payable for the nine months ended September 30, 2025 and 2024 were KEUR11,108 and KEUR13,100, respectively.

Convertible Notes Payable at Fair Value
KEUR
Balance December 31, 2024	24,035
Proceeds from new Borrowings	1,928
Fair value measurement (gain)/loss	(10,331)
Foreign exchange	(327)
Balance March 31, 2025	15,305

Balance March 31, 2025	15,305
Proceeds from new Borrowings	976
Fair value measurement (gain)/loss	(813)
Foreign exchange	(127)
Balance June 30, 2025	15,341

Balance June 30, 2025	15,341
Proceeds from new Borrowings	3,086
Fair value measurement (gain)/loss	35
Foreign exchange	9
Debt Conversion	(18,471)
Balance September 30, 2025	-

16. Subsequent Events

Management has determined that no material events or transactions have occurred subsequent to the unaudited condensed consolidated balance sheet date, other than those events noted below, that require disclosure in the unaudited condensed consolidated financial statements.

On October 28, 2025, the Company formed the following wholly owned subsidiary: Sono Group S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg, having its registered office at 8 Avenue de la Gare, L-1610 Luxembourg, Grand Duchy of Luxembourg. Such subsidiary was funded with €12,000 for purposes of providing share capital, and it has no operations at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (this “Quarterly Report”) and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2025 (our “2024 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report 2024 Form 10-K, as updated from time to time in our other filings with the SEC. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

●	our ability to comply with the continued listing requirements of the Nasdaq Capital Market;

●	our strategies, plan, objectives and goals, including, for example:

○	the successful implementation and management of the pivot of our business to exclusively retrofitting and integrating our solar technology onto third party vehicles; and

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

Historically, we have incurred operating losses since our inception; however, in 2024, we recorded an operating profit due to the impact of revaluation gains following the reconsolidation of our operating subsidiary after the termination of the self-administration proceedings with respect to the Companies (the “Self-Administration Proceedings”) in early 2024. This one-time accounting impact significantly influenced our reported net income for the year ending December 31, 2024. In the third quarter of 2025, we reported a net loss of €1.4 million, primarily driven by loss from operation. Our core operations remain in an investment and scaling phase, and we expect to continue incurring operating losses going forward as we expand our product offerings, scale production and establish strategic partnerships.

As of September 30, 2025, we had cash and cash equivalents of €2.3 million, and we will require additional funding and/or increased sales to fund operations for at least the next twelve months. There can be no assurance that such funding or sales will be available when needed, on acceptable terms, or at all.

We operate as a single business segment, managing our financing, research and development and product commercialization on a consolidated basis. Our financial results reflect a transition from pre-revenue technology development to commercial-scale implementation, and we expect continued volatility as we scale operations.

During the third quarter of 2025, we continued our shift toward solar-enabled commercial mobility solutions. Our operating subsidiary was rebranded to Sono Solar to reflect a focus on integrating lightweight photovoltaic systems into vehicle platforms and transport refrigeration. We completed our uplisting to the Nasdaq Capital Market (ticker “SSM”), which we believe enhances our visibility with customers and investors. In connection with the uplisting and pursuant to existing agreements with Yorkville, we closed the exchange of outstanding debentures into preferred shares and received additional funding, simplifying our capital structure and providing incremental liquidity. Operationally, we advanced our go-to-market through collaborations, including a strengthened partnership with Mitsubishi Heavy Industries Thermal Transport Europe around integrated solar for electric refrigerated trailers. Post-quarter, we reported increased commercial engagement at major European trade shows. Collectively, these steps align our organization, capital structure, and partnerships around the objective of reducing energy costs and emissions for commercial fleets through solar integration.

Recent Developments

On August 7, 2025, we announced that our operating subsidiary Sono Motors GmbH will operate and communicate under the brand name “Sono Solar,” reflecting our strategic focus on solar-enabled mobility solutions. The rebranding emphasizes our role as a solar integration partner for commercial vehicle platforms and transport refrigeration. The legal entity remains Sono Motors GmbH; the change pertains to market-facing branding and positioning. Subsequent communications and releases refer to the subsidiary as operating under the Sono Solar brand, consistent with this strategic focus.

On September 5, 2025, our ordinary shares commenced trading on the Nasdaq Capital Market under ticker SSM, which we believe enhances our visibility with customers and investors. In connection with the uplisting, the Company and Yorkville entered into an additional omnibus amendment to the transaction documents that increased the aggregate funding commitment under the Exchange Agreement and Securities Purchase Agreement to $7.2 million and provided an immediate advance of approximately $3.4 million through a secured convertible debenture. These actions satisfied remaining conditions under the Exchange Agreement and supported the exchange of all outstanding convertible debentures into preferred shares. See Notes 8 and 9 to the Financial Statements.

On September 9, 2025, George G. O’Leary provided notice of his voluntary resignation as Chief Executive Officer, effective that date, and will support an orderly transition through December 31, 2025. The Supervisory Board nominated Kevin McGurn as Chief Executive Officer; his service agreement and formal election as Managing Director are to be effected in accordance with Dutch corporate requirements.

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

Given our continued transition to an asset-light business model, revenue growth will depend on our ability to successfully scale our solar technology offerings through direct sales and strategic partnerships. Additionally, regulatory approvals and customer adoption rates will play a critical role in the timing and magnitude of revenue recognition in the coming years. We anticipate that revenue fluctuations may occur as we move from initial pilot programs toward broader commercialization.

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

Research and Development Expenses

We did not record research expenses in prior years, as we did not engage in fundamental research activities. Our development expenses primarily consist of (i) personnel expenses for our development team, including salaries, bonuses and related share-based compensation, (ii) costs associated with prototype development and solar integration, (iii) professional services and (iv) other expenses. Development costs are expensed as incurred, as the recognition criteria for capitalization have not been met. In 2025, research and development expenses continued to decline as we are shifting from early-stage development to commercialization. We intend to focus future investments on optimizing our solar charge controller technology, enhancing solar integration efficiency and supporting OEM partnerships.

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

Other Operating Income/Expenses

Other operating income primarily includes government grants, reimbursements for personnel expenses and any non-recurring income. Other operating expenses mainly consist of non-recurring costs. These items may vary from period to period depending on external factors.

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

Other Income (Expenses)

Other Income (Expenses) primarily consist of fluctuations in fair value of convertible debt carried at fair value as well as gains or losses on foreign currency translation. It also includes interest income and expenses associated with interest-bearing liabilities, including convertible debentures and other financing instruments used to support our operations. These expenses reflect the cost of capital required to fund our business activities and ongoing development efforts.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,
	2025	2024	Change
	(in € thousands)
Revenue	49	–	49
Cost of sales	(18)	–	(18)
Gross margin	31	–	31
Operating expenses
Selling and distribution expenses	(186)	(205)	19
General and administrative expenses	(1,231)	(753)	(478)
Research and development	(435)	(519)	84
Gain on reconsolidation	-	-
Other operating income/(loss)	250	(4)	254
Operating (loss) / income	(1,571)	(1,481)	(90)
Other income / (expense)
Loss from changes in fair value of convertible debt carried at fair value	(35)	(8,809)	8,774
Gain / (loss) on foreign currency translation	215	783	(568)
Net Loss	(1,391)	(9,507)	8,116

Revenue

For the three months ended September 30, 2025, we recorded revenue of €49 thousand, while for the three months ended September 30, 2024, we recorded no revenue. Our revenue is generated from the sale of our integrated solar solutions as well as individual components, including solar charge controllers, solar panels, and other assembly materials.

Cost of Sales

For the three months ended September 30, 2025, we recorded cost of sales of €18 thousand. For the three months ended September 30, 2024, we recorded no cost of sales.

Research and Development Expenses

For the three months ended September 30, 2025, cost of development expenses decreased to approximately €435 thousand from €519 thousand for the three months ended September 30, 2024. The decrease primarily reflects the reduction in professional fees from €166 thousand for the three months ended September 30, 2024 to €18 thousand for the three months ended September 30, 2025.

Selling, General, and Administrative Expenses (SG&A)

For the three months ended September 30, 2025, SG&A expenses totaled approximately €1,417 thousand, compared to €959 thousand for the three months ended September 30, 2024. The change reflects an increase in professional fees from €147 thousand for the three months ended September 30, 2024 up to €539 thousand for the three months ended September 30, 2025.

Other operating income / expenses

For the three months ended September 30, 2025 other operating income amounted to €250 thousand and included €247 thousand from government grants. For the three months ended September 30, 2024 we recorded a net other operating loss of €4 thousand.

Income/(expense) from changes in fair value of convertible notes payable carried at fair value

For the three months ended September 30, 2025, we recognized a loss of approximately €35 thousand from the fair value measurement of financial liabilities. This loss primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the three months ended September 30, 2024, we recorded a loss of approximately €8,809 thousand from the revaluation of convertible debentures under the same fair value accounting treatment.

Gain on Foreign Currency Translation

For the three months ended September 30, 2025, we recorded a foreign currency translation gain of approximately €215 thousand, primarily resulting from exchange rate movements impacting Euro-denominated balances. We recognized a net gain from foreign currency translation of approximately €783 thousand for the three months ended September 30, 2024.

Net Loss

For the three months ended September 30, 2025, we reported a net loss of €1,391 thousand, while for the three months ended September 30, 2024, we reported a net loss of €9,507 thousand. This change was primarily driven by the loss from changes in fair value of convertible notes payable carried at fair value of €35 thousand for the three months ended September 30, 2025 compared to €8,809 thousand loss recorded for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine months ended September 30,
	2025	2024	Change
	(in € thousands)
Revenue	101	–	101
Cost of sales	(57)	–	(57)
Gross margin	44	–	44
Operating expenses
Selling and distribution expenses	(662)	(448)	(214)
General and administrative expenses	(3,512)	(3,627)	115
Research and development	(1,402)	(1,076)	(326)
Gain on reconsolidation	-	63,491	(63,491)
Other operating income	381	66	315
Operating (loss) / income	(5,151)	58,406	(63,557)
Other income / (expense)

Income from changes in fair value of convertible debt carried at fair value	11,108	13,100	(1,992)
Gain / (Loss) on foreign currency translation	675	(1,575)	2,250
Net Income	6,632	69,931	(63,299)

Revenue

For the nine months ended September 30, 2025, we recorded revenue of €101 thousand, while for the nine months ended September 30, 2024, we recorded no revenue. Our revenue is generated from the sale of our integrated solar solutions as well as individual components, including solar charge controllers, solar panels, and other assembly materials.

Cost of Sales

For the nine months ended September 30, 2025, we recorded cost of sales of €57 thousand. For the nine months ended September 30, 2024, we recorded no cost of sales.

Research and Development Expenses

For the nine months ended September 30, 2025, cost of development expenses increased to approximately €1,402 thousand from €1,076 thousand for the nine months ended September 30, 2024. The increase primarily reflects improvements and refinements to our solar technology.

Selling, General, and Administrative Expenses (SG&A)

For the nine months ended September 30, 2025, SG&A expenses totaled approximately €4,174 thousand, compared to €4,075 thousand for the nine months ended September 30, 2024. The relatively stable level of SG&A expenses reflects the Company’s financial discipline and the dynamics of revenue growth.

The largest components of SG&A expenses in the nine months ended September 30, 2025 as well as in the nine months ended September 30, 2024 were payroll and social contributions, and legal, audit and other advisory services.

Other operating income / expenses

For the nine months ended September 30, 2025 other operating income amounted to €381 thousand and included €247 thousand from government grants. For the three months ended September 30, 2024 we recorded a net other operating income of €66 thousand.

Gain (Loss) on deconsolidation/reconsolidation

For the nine months ended September 30, 2024, we recognized a gain of approximately €63,491 thousand in connection with the reconsolidation of the Subsidiary following its exit from its Self-Administration Proceedings. This gain primarily reflects the extinguishment of certain liabilities and the re-recognition of net assets upon regaining control of the Subsidiary.

For the nine months ended September 30, 2025, we recorded no gain or loss in connection to reconsolidation of the Subsidiary.

Income/(expense) from changes in fair value of convertible notes payable carried at fair value

For the nine months ended September 30, 2025, we recognized a gain of approximately €11,108 thousand from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the nine months ended September 30, 2024, we recorded a gain of approximately €13,100 thousand from the revaluation of convertible debentures under the same fair value accounting treatment.

Gain (Loss) on Foreign Currency Translation

For the nine months ended September 30, 2025, we recorded a foreign currency translation gain of approximately €675 thousand, primarily resulting from exchange rate movements impacting Euro-denominated balances. We recognized a net loss from foreign currency translation of approximately €1,575 thousand for the nine months ended September 30, 2024.

Net Income

For the nine months ended September 30, 2025, we reported net income of €6,632 thousand, while for the nine months ended September 30, 2024, we reported a net income of €69,931 thousand. This change in net income was primarily driven by the €63,491 thousand reconsolidation gain recognized upon regaining control of our Subsidiary after the completion of its Self-Administration Proceedings in the first quarter of 2024.

Looking ahead, we anticipate incurring operating losses in future periods as we continue to scale our operations, invest in research and development and expand our commercial footprint. Our long-term financial performance will depend on successful commercialization of our ViPV solutions, revenue growth from OEM partnerships and standalone product sales and efficient cost management.

Liquidity and Capital Resources

As of September 30, 2025, our cash was €2,250 thousand, compared to €1,354 thousand as of December 31, 2024. Cash consists of cash in bank accounts.

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

○

On August 15, 2025, the Company and Yorkville entered into an ninth Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $350,540 of the Yorkville Commitment in the form of a $350,540 secured convertible debenture (the “Sixth Advance Debenture”).

○

On September 5, 2025, the Company and Yorkville entered into a tenth Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, (1) increase the aggregate principal amount of the Debenture by an additional $2,200,000 for a total of $7,200,000, (2) provide for an immediate advance by Yorkville to the Company of $3,409,460, which comprises of the remaining $1,209,460 of the original $5,000,000 commitment and the entirety of the additional $2,200,000 commitment, in the form of a secured convertible debenture in the aggregate principal amount of $3,409,460 (the “Seventh Advance Debenture” and together with the First Advance Debenture, the Second Advance Debenture, the Third Advance Debenture, the Fourth Advance Debenture, the Fifth Advance Debenture and the Sixth Advance Debenture, the “Advance Debentures”).

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

○

On September 5, 2025, following receipt on September 4, 2025 of Nasdaq’s notification that the Company’s ordinary shares were approved for listing on the Nasdaq Capital Market, the conditions to closing under the Exchange Agreement were satisfied and the Exchange Agreement closed; at closing, all outstanding convertible debentures of the Company, together with accrued interest, were exchanged into 1,401 preferred shares, reflecting the issuance of additional advance debentures and interest accrued through the closing date, September 5, 2025.

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

Future Capital Needs and Outlook

The Company has cash and cash equivalents of €2.3million and a working capital position of €2.2 million. However we will require additional funding and/or increased sales to fund operations for at least the next twelve months. There can be no assurance that such funding or sales will be available when needed, on acceptable terms, or at all.

We are actively evaluating a mix of financing options, including:

●	Additional equity or debt financings, subject to market conditions.

●	Non-dilutive funding sources, such as government grants and strategic collaborations.

●	Revenue generation from sales of our solar solutions and engineering services, which we expect to ramp up over time.

Our future financing requirements will depend on many factors, including, among others:

●	the market’s willingness to adopt solar-powered mobility solutions;

●	our ability to successfully commercialize our proprietary solar technology in time or at all;

●	our ability to comply with the continued listing requirements of the Nasdaq Capital Market;

●	our ability to develop installation processes and capabilities within our projected costs and timelines;

●	the costs of raw materials or certain products;

●	our ability to obtain or agree on acceptable terms and conditions on all or a significant portion of the government grants, loans and other incentives for which we may apply;

●	our ability to establish a network for aftersales customer service or otherwise successfully address the service and maintenance requirements of our customers;

●	any product liability or other lawsuits related to our products; and

●	the costs of operating as a public company.

If we are unable to secure additional funding on acceptable terms, we may be required to adjust our growth strategy, delay development projects or pursue alternative financing solutions.

Going Concern Considerations

We have historically relied on external financing to fund our operations, and as of September 30, 2025, we had cash of €2.3 million. Based on our current operating plan and if we are able to successfully complete the planned fund raising activities, we anticipate that our existing cash resources will be sufficient to fund our business operations through the end of the third quarter of 2026.

However, our ability to continue as a going concern is dependent on our ability to either secure a sufficient number of future customer contracts or secure additional capital. If we are unable to obtain sufficient funding, we may need to modify our operating plans, reduce costs or pursue alternative financing strategies. Management continues to evaluate financing alternatives, and we remain confident in our ability to raise the necessary capital to execute our business plan, especially considering the recent listing of the Company’s ordinary shares on the Nasdaq Capital Market. Based upon this uncertainty, our management has concluded that there is substantial doubt that the company will continue as a going concern.

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024
	(in € thousands )
Net cash used in operating activities	(5,182)	(13,491)
Net cash (used in) / provided by investing activities	(8)	1,299
Net cash from financing activities	6,075	7,000
Effect of currency translation on cash and cash equivalents	11	-
Net increase / (decrease) in cash	896	(5,192)

Cash and cash equivalents at the beginning of the period	1,354	7,412
Cash at end of the period	2,250	2,220

Net cash used in operating activities

Net cash used in operating activities decreased from €13,491 thousand in the nine months ended September 30, 2024 to €5,182 thousand for the nine months ended September 30, 2025. The decrease was primarily driven by higher cash outflows for the nine months ended September 30, 2024 related to the restructuring process.

Net cash provided by investing activities

Net cash used in investing activities in the nine months ended September 30, 2024 amounted to €8 thousand. Net cash provided by investing activities in the nine months ended September 30, 2024 was €1,299 thousand with the €1,305 amount related to reconsolidation of the Subsidiary cash balance, while €6 thousand were used for acquisition of equipment.

Net cash from financing activities

Net cash provided by financing activities was €6,075 thousand in the nine months ended September 30, 2025, resulting from proceeds received in connection with the issuance of convertible notes and ordinary shares. For the nine months ended September 30, 2024, net cash provided by financing activities amounted to €7,000 thousand, resulting from the proceeds received in connection with the issuance of convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2024 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2025.

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

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring/recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial offer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating the aforementioned deficiencies and specifically plan to incorporate automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal training for our accounting and finance teams and continue to invest in our finance IT systems. However, as of September 30, 2025, we are still in the process of remediating the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of Sono Group N.V., as amended effective September 9, 2025 (Dutch and English translations)					*

3.2	Form of internal rules of the Management Board of Sono Group N.V.	F-1	333-260432	3.2	11/8/2021

3.3	Form of internal rules of the Supervisory Board of Sono Group N.V.	F-1	333-260432	3.3	11/8/2021

4.1	Secured Convertible Debenture, dated August 6, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.3	8/7/2025

4.2	Secured Convertible Debenture, dated August 15, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	10-Q	001-41066	4.6	8/19/2025

4.3	Secured Convertible Debenture, dated September 5, 2025, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	10.2	9/5/2025

10.1	Omnibus Amendment to Transaction Documents, dated July 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	7/8/2025

10.2	Omnibus Amendment to Transaction Documents, dated August 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	8/7/2025

10.3	Omnibus Amendment to Transaction Documents, dated August 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	8/7/2025

10.4	Omnibus Amendment to Transaction Documents, dated August 15, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	10-Q	001-41066	10.9	8/19/2025

10.5	Omnibus Amendment to Transaction Documents, dated September 5, 2025, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	9/5/2025

10.6#	Consulting Agreement, dated September 9, 2025, by and between Sono Group N.V., McGurn Advisors LLC and Kevin McGurn.	8-K	001-41066	10.1	9/9/2025

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*         Filed herewith.

**       Furnished herewith.

#       Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONO GROUP N.V.

Date: November 19, 2025	By:	/s/ George O’Leary
George O’Leary
Managing Director

Date: November 19, 2025	By:	/s/ M. Scott Calhoun
M. Scott Calhoun
Chief Financial Officer