Form 10-K
period 2025-12-31
Sono Group N.V.
filed 2026-04-01
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act:
None.

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

The aggregate market value of the ordinary shares of the registrant held by non-affiliates, based on the closing price of the ordinary shares as quoted on the OTCQB on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $7.2 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.* Yes ☐ No ☐

* As described in more detail in this Annual Report, the registrant was involved in preliminary self-administration proceedings under German insolvency law before the local court of Munich, Germany from mid-May 2023 through January 31, 2024. Since no insolvency plan providing for the distribution of securities was confirmed by the court, the registrant has not checked either of the boxes above.

As of March 25, 2026, there were 1,424,834 ordinary shares, nominal value €0.01 per share, of the registrant outstanding, 40,000 high voting shares, nominal value €0.25 per share, of the registrant outstanding and 1,401 preferred shares, nominal value €300.00 per share of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SONO GROUP N.V.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report” or this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “believe,” “may,” “will,” “expect,” “estimate,” “could,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “potential,” “forecast,” “project,” “target,” “continue,” “is/are likely to,” “will” or other similar or comparable expressions (including the negative of any of the foregoing). These forward-looking statements include all matters that are not historical facts and are statements regarding our intentions, beliefs, or current expectations. Forward-looking statements involve inherent known and unknown risks, uncertainties and contingencies because they relate to events and depend on circumstances that may or may not occur in the future and could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our ability to maintain relationships with lenders and other third parties;

●	our ability to comply with the continuing standards of the Nasdaq Capital Market;

●	our strategies, plan, objectives and goals;

●	our ability to raise any additional financing that may be required to continue as a going concern;

●	our future business and financial performance, including our ability to turn profitable, scale our operations and build a well-recognized and respected brand cost-effectively;

●

our ability to achieve customer acceptance of and demand for our products, including by developing and maintaining relationships with key business partners who are crucial for our operations or who directly deal with end users in our target market;

●	our expectations regarding the development of our industry, market size and the regulatory and competitive environment in which we operate;

●	our expectations and beliefs regarding accounting and tax matters; and

●	changes in general political, economic and competitive conditions and specific market conditions.

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

GENERAL

During the fiscal year ended December 31, 2025, we conducted our business through our subsidiary Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (the “Subsidiary”). Unless otherwise indicated or the context otherwise requires, the terms “Sono Motors,” “Sono,” “the Companies,” “we,” “our,” “ours,” “ourselves,” “us” or similar terms refer to Sono Group N.V. together with the Subsidiary with respect to the fiscal years ended December 31, 2025 and 2024, and refer to Sono Group N.V. with respect to subsequent events as discussed in Item 1 of this Annual Report and elsewhere in this Annual Report, unless the context requires otherwise. The “Company” refers to Sono Group N.V. and the “Subsidiary” refers to Sono Motors GmbH. References to “Form 10-K” and “Annual Report” herein refer to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those summarized below. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares (the “Ordinary Shares”) could decline. The principal risks and uncertainties affecting our business include the following:

●	risks associated with our digital assets and digital asset treasury strategy;

●	our ability to prevent liquidation and continue as a going concern;

●	our ability to comply with the continuing listing standards of the Nasdaq Capital Market;

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

●	our expectations regarding the development of our industry, market size and the regulatory and competitive environment in which we operate;

●	our expectations and beliefs regarding accounting and tax matters;

●

our dependence on the acceptance of our brand and any adverse impact on our business and results of operations that could result from any negative publicity relating to any of our business partners and their products or services;

●	damage to our reputation in the event that any past advertisements lead to misperceptions or fail to comply with relevant legal requirements;

●	risks posed by interruptions or failures of information technology and communications systems;

●	our exposure to various liability risks resulting from past or existing employment relationships and labor laws;

●	the adverse effects that disasters or unpredictable events could have on our operations; and

●	changes in general political, economic and competitive conditions and specific market conditions.

PART I

Item 1. Business.

Fiscal 2025 Overview and Subsequent Developments

During the year ended December 31, 2025, our business consisted of our legacy solar operations conducted through the Subsidiary. Accordingly, references in this Item 1 to the terms “Sono Motors,” “Sono,” “the Companies,” “we,” “our,” “ours,” “ourselves,” “us” or similar terms, refer to Sono Group N.V. together with the Subsidiary with respect to the fiscal years ended December 31, 2025 and 2024, and refer to Sono Group N.V. with respect to subsequent developments as described below, unless the context requires otherwise.

Digital Asset Treasury

Subsequent to December 31, 2025, as previously announced by the Company, we established a digital asset treasury strategy and digital asset treasury policy (the “Treasury Strategy”). Under the Treasury Strategy, the principal holding in the Company’s treasury reserve on its balance sheet will be allocated to digital assets, principally Bitcoin, by applying a covered-call yield strategy.

In connection with the Treasury Strategy, on March 10, 2026, the Company entered into an International Swaps and Derivatives Association, Inc. (“ISDA”) 2002 ISDA Master Agreement, dated as of March 10, 2026 (the “ISDA Master Agreement”) with Blockchain.com (BVI) II Limited, a business company incorporated under the laws of the British Virgin Islands (“Blockchain.com”), facilitating the Company to enter into derivative and/or hedging transactions (collectively, the “Transactions”) to manage the risk associated with the Treasury Strategy. The derivative and hedging transactions will be governed by the ISDA Master Agreement, including the related Schedule to the ISDA Master Agreement executed by the Company and Blockchain.com on March 10, 2026 (the “Schedule”). The structure of the Transactions may include forwards, swaps, futures, options or other derivatives transactions in respect of digital assets. Certain events of default will apply to the Transactions under the ISDA Master Agreement and Schedule, including, but not limited to, failure to pay or deliver, breach of the agreement, credit support default, cross-defaults and misrepresentation. In addition, in connection with the ISDA Master Agreement, the Company and Blockchain.com entered into a Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of March 10, 2026 (the “Credit Support Annex”), which sets forth the terms and conditions upon which the Company will be required to deliver additional collateral to Blockchain.com (and Blockchain.com will be required to return collateral to the Company) depending upon the mark to market exposure under the ISDA Master Agreement and the value of the collateral. The ISDA Master Agreement, the Schedule and the Credit Support Annex are governed by the laws of England and Wales.

The Company may use available liquidity, including proceeds from previously disclosed financing arrangements, to purchase Bitcoin and other digital assets, subject to applicable law and public disclosure requirements. The Company intends to solicit the ratification by its shareholders of the engagement by the Company in the Treasury Strategy.

Exit from Legacy Solar Operations through Sono Motors GmbH

As previously announced by the Company, on March 14, 2026, our supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary, with immediate effect. The Company’s decision was driven by the Subsidiary’s historical lack of profitability, which has resulted in the Company having to continuously provide funding to the Subsidiary, and thus incur losses, and a determination by the supervisory board that there was not a clear path for the Subsidiary to achieve profitability in a reasonably desirable timeframe and thus, avoid future losses by the Company. This decision was made in conjunction with the decision on March 14, 2026 by the Company’s management board, with the approval of the supervisory board, to adopt the Treasury Strategy. The Treasury Strategy is projected to generate cash flow for the Company in the first year of its execution. The Company is also exploring other strategic alternatives to maximize shareholder value.

The Company is currently unable to make a good faith estimate of the total costs and charges, if any, that may be incurred in connection with the cessation of funding to the Subsidiary and the exit from the Company’s legacy solar business. The determination of any such costs is subject to significant uncertainties, including, among other things, the timing, scope and manner of any actions undertaken with respect to the Subsidiary following the cessation of funding, as well as the extent of any obligations of the Company in connection therewith. Potential costs, if any, may include legal, advisory and other professional fees and expenses associated with activities relating to the Subsidiary. Any such costs and expenditures, if incurred, are expected to be reduced by cash flow to the Company from the Treasury Strategy.

Overview of Legacy Solar Operations through Sono Motors GmbH

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

Expanding beyond our low-voltage retrofit solar solutions, in the beginning of 2025, we increased our offerings to also include high-voltage solar solutions, leveraging our proprietary solar charge controller, also known as the MCU. This advanced technology enables seamless solar energy integration into the high voltage system of commercial vehicles with larger energy demands. Additionally, we adjusted our distribution strategy and increased our focus on direct collaborations with original equipment manufacturers (“OEMs”) and certain partners including cooling unit and battery manufacturers. Building on a series of pilot projects, we aimed to collaborate with OEMs and certain partners to integrate our complete solar solutions and standalone solar products into vehicle structures, and work toward collaborations with several OEMs for specific vehicles, which could enable customers to select solar-powered options at the time of vehicle or trailer purchase. This approach was designed to enhance accessibility and scalability while streamlining adoption for commercial fleets.

Solar Technology

We have developed several innovative technologies for use in the mobility area and have been approached by a number of companies, such as manufacturers of trucks, commercial vehicle equipment and public transport operators, to provide them with access to our technology. We believe these technologies will offer users a unique experience and increased practicability of their vehicles.

Our solar technology allows for full solar integration in all kinds of vehicles, and while our initial focus, following the restructuring of our business and the pivot of our business model, was on low-voltage solar retrofit solutions for commercial vehicles, such as our Solar Bus Kit, we expanded our offerings in 2025 to include high-voltage solutions for commercial vehicles with larger energy demands. In addition, we increased our focus on commercializing complete solar solutions as well as standalone solar products and services, and on direct collaborations with OEMs. In the process of developing the Sion, we soon realized that the solar technology that was available at the time was not well-suited for mobility applications. Solar technology has traditionally been developed and used in stationary use cases. Also, automotive use of solar technology differs significantly in terms of functionality and regulatory requirements. For example, fast-changing sunlight conditions while driving and mechanical stress, such as vibrations, are not seen in stationary applications. Additionally, solar solutions for mobility use cases must comply with automotive regulations that drastically differ from regulations applicable to stationary applications. In order to enable the use of solar components on vehicles, Sono Motors developed new technical solutions for our proprietary solar charge controllers and power electronics, innovative integration methods for vehicle applications and thorough qualification methods to qualify solar module suppliers. These technologies and qualification procedures have been tested, evaluated and, in some cases, certified for automotive use.  Today our technology enables us to produce high-efficiency solar integration systems for delivering solar energy to vehicles.  Our solar technology can reduce running costs significantly and thereby reduce the total cost of ownership, a key point of focus for fleet operators, particularly those in the transport and logistics industries. Manufacturers may also use our technology for new production vehicles.

We have built a strong and diverse intellectual property portfolio, with 9 granted patents, 3 international Patent Cooperation Treaty (“PCT”) applications, 28 non-PCT patent applications or European patent (“EP”) applications and 3 utility models, collectively forming 26 patent families (i.e., independent inventions). Our patents cover critical innovations across key areas of vehicle-integrated photovoltaics (“ViPV”), solar energy conversion and power management systems. A significant portion of our portfolio (16 patent families) is focused on ViPV components and manufacturing, reflecting our leadership in integrating solar technology directly into commercial vehicles. By continuously refining our proprietary technology, we strengthen our competitive edge, enabling scalable OEM integration and long-term market leadership in solar mobility.

Solar Modules Specifically Designed for ViPV

Solar modules specifically designed for ViPV are a core part of our solar integration business. This approach utilizes specific solar technology based on polymers, rather than glass, on the large flat surfaces on the top or sides of vehicles, which are especially abundant in commercial vehicles. The solar modules can easily be mounted on vehicles during series production processes or even after they have been fully built. The application of these semi-flexible, light-weight modules on the exterior of vehicles has little influence on the substructure, design or homologation and type approval processes, which eases an integration of the solar technology. In fiscal year 2025 we focused on multiple use cases for our ViPV products and offer a range of solar integration solutions, including our Solar Bus Kit and our solar kits for trucks, vans, RVs, refrigeration trailers and other applications.

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

We have focused on two variants of our MCU:

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

Following the further development of our high voltage MCU to support both 400V and 800V architectures, we recently adjusted our distribution strategy and increased our focus on high voltage solar solutions, in particular for OEM applications, with a goal to make solar integration a factory-installed feature, offering a scalable, high-efficiency solution for refrigerated trailers, electric buses and other use cases.

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

Research and Development

Our development strategy has focused on developing our key technologies and innovations in-house, where we benefit from the expertise of our highly-qualified development team. This has allowed us to ensure that the key technologies and innovations reflect our core values and vision of sustainable and affordable electric mobility. We have cooperated with renowned research institutions to combine our expertise in selected areas. For example, we have continued our participation in public funding projects and collaborations with renowned research institutes like Fraunhofer and Tecnalia.

Manufacturing and Supply Chain

We have employed a lean and capital-efficient approach to manufacturing, leveraging strategic supplier partnerships while maintaining full control over design, development and intellectual property. This model has been designed to optimize both costs and performance while ensuring scalability to meet increasing market demand.

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

Regulatory Environment for Our Legacy Solar Operations

Overview

Our industry and business operations are subject to various laws, rules and regulations at international, national, state and municipal levels, which may affect, directly or indirectly, our operations or our industry. Also taking into account the fact that our customers have primarily been fleet operators and automotive suppliers or manufacturers, such laws, rules and regulations include laws on vehicle approval and homologation, laws on vehicle road safety, environmental laws, laws on vehicle emissions and renewable energies, consumer protection laws, product warranty and product liability laws, intellectual property and copyright laws, labor and employment protection laws, export control regulations, trade and economic sanctions and embargoes on certain countries, persons, groups and/or entities, projects and/or activities, competition and antitrust laws, tax laws and criminal laws (e.g. anti-money laundering and anti-corruption laws). Within the EU, the legal environment is also characterized by a set of political initiatives and legal frameworks under the so-called European green deal, which seeks to serve the overarching goal of eliminating greenhouse gas emissions and reaching climate neutrality by 2050. These initiatives and legal frameworks have had and will continue to have a significant influence on our industry and business operations, as well as on the overall adoption rate of electric mobility within the EU.

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

Vehicle Approval/Road Safety

Depending on the exact use of our products and solutions by customers, our solar modules and other solar technology solutions may be covered by compliance requirements applicable to these customer groups such as fleet operators and automotive suppliers and/or manufacturers under product-related regulatory frameworks and approval by the relevant government authorities. Vehicles and vehicle components are required to comply with substantial licensing, certification, approval, permit and other homologation requirements in all relevant markets in which they operate, as well as numerous and continually increasing technical product requirements.

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

The new EU regulation on batteries (the “Batteries Regulation”) repealed and replaced the Batteries Directive on August 18, 2025. The Batteries Regulation aims to ensure that batteries have a low carbon footprint, use minimal harmful substances, need less raw materials from non-EU countries, and are collected, reused and recycled to a high degree in Europe. Targets for recycling efficiency, material recovery and recycled content will be introduced gradually from 2025 onwards. All collected waste batteries will have to be recycled and high levels of recovery will have to be achieved, in particular of critical raw materials such as cobalt, lithium and nickel. In addition, under the new law’s due diligence obligations, companies must identify, prevent and address social and environmental risks linked to the sourcing, processing and trading of raw materials such as lithium, cobalt, nickel and natural graphite contained in their batteries.

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

Cross-border Import and Export of Products

Sales of our products and solutions have been subject to trade policy measures, such as tariffs.

Within our primary target market, the EU’s internal market, the principle of free movement of goods applies. When importing goods from, and exporting goods to, non-EU countries, we have had to comply with national and European foreign trade and customs regulations.

Various countries impose tariffs on products and/or materials imported from other jurisdictions. Any tariffs imposed in markets where we market and sell our solar solutions affect the prices of our products and negatively impact our sales and ability to compete in those markets.

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

Regulatory Environment for Our Digital Asset Treasury Strategy

Subsequent to December 31, 2025, we adopted the Treasury Strategy. Under the Treasury Strategy, we intend to use the net proceeds from our recent financings to purchase or otherwise acquire Bitcoin (BTC) and other digital assets and to establish digital asset treasury operations.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. There is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. If regulatory changes or interpretations require us to register as a money services business with The Financial Crimes Enforcement Network (FinCEN) under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of BTC or the ability of individuals or institutions such as us to own or transfer BTC and utilize blockchain-based applications on networks such as Bitcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023 became law. Additionally, legislative and regulatory priorities may change depending on changes in leadership, as evidenced by recent and proposed initiatives such as the Genius Act of 2025, the anticipated Digital Asset Market Clarity Act, and updates to the Commission’s Regulatory Flexibility Agenda. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and BTC specifically.

Competitive Landscape for Our Digital Asset Treasury Strategy

As a result of our Bitcoin-focused strategy, we expect our assets to be concentrated in BTC holdings. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms. In addition, digital assets other than BTC, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, may emerge or grow in popularity. If the mechanisms or network effects on alternative blockchain platforms are perceived as superior to the Bitcoin network, those digital assets could gain market share relative to Bitcoin. The intended concentration of our BTC holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets.

See the section herein entitled “Risk Factors”.

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

The following graphic provides an overview of our granted patents and filed patent applications as of March 25, 2026:

(1) Patent Cooperation Treaty – the international patent system

(2) Vehicle integrated photovoltaic

(3) Solar electric vehicle systems

Our patent portfolio, held at the Subsidiary level, currently comprises 26 patent families (i.e., independent inventions), which include 9 granted patents, 3 PCT applications, 28 non-PCT national or EP applications and 3 utility models.

The content of the patent families can be categorized by vehicle integrated photovoltaic components or manufacturing processes, solar electric vehicle systems, solar charge converters and Sion-related non-PV inventions, which are reflected in the above graphic as ViPV, SEV, MCU and Sion-only, respectively. As presented above, most of the applications are related to ViPV and SEV.

Human Capital Resources

As of March 25, 2026, the Subsidiary employs 23 individuals, of which 15 are full-time employees across engineering, product development, business operations and corporate functions. In addition, although the Company currently has no employees, we do have consulting arrangements with our two executive officers. In line with our streamlined operational approach and strategic focus on key partnerships, the Subsidiary has over the last year implemented a reduction in workforce. There may be further reductions in its workforce as a result of the termination by the Company of all current and future funding commitments to the Subsidiary and the decision to exit the legacy solar operations conducted through the Subsidiary.

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

On September 4, 2025, the Company received notice from the Nasdaq Stock Market LLC (“Nasdaq”) that our Ordinary Shares have been approved for listing on Nasdaq. The Ordinary Shares commenced trading on Nasdaq Capital Market on September 5, 2025 under the ticker symbol “SSM”.

Following our initial public offering (our “IPO”) in November 2021, our Ordinary Shares were traded on the Nasdaq Global Market under the symbol “SEV”. On July 12, 2023 and August 28, 2023, we received notices from Nasdaq stating that the staff of the Listing Qualifications Department (the “Staff”) had determined that our Ordinary Shares will be delisted from the Nasdaq Global Market in accordance with Nasdaq’s Listing Rules and notifying us of the suspension in trading of our Ordinary Shares as of the opening of business on July 21, 2023. Following our appeal of the Staff’s determination, we received a decision of the Nasdaq Hearings Panel (the “Panel”) on December 11, 2023, advising us that the Panel had determined to delist our Ordinary Shares from Nasdaq. On February 15, 2024, Nasdaq filed a Form 25 Notification of Delisting with the SEC to complete the delisting. As a result, on July 2, 2024, our Ordinary Shares commenced quoting on the OTCQB under the ticker symbol “SEVCF.” Following the Reverse Share Split (as defined below), we successfully pursued the uplisting of our Ordinary Shares to the Nasdaq Capital Market as described above. There is no assurance, however, that we will be able to satisfy the continued listing requirements of the Nasdaq Capital Market. See “Risk Factors—Risks Related to Our Securities—Following the listing of our Ordinary Shares on the Nasdaq Capital Market in September 2025, we may not be able to meet the continuing listing requirements of the Nasdaq Capital Market and therefore may not be able to have our Ordinary Shares traded on Nasdaq or other national stock exchange in the future”.

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

On December 30, 2024, the Company and Yorkville committed to a new financing arrangement and entered into the Securities Purchase Agreement, pursuant to which Yorkville committed to provide limited financing to the Company in the amount of $5 million (the “Yorkville Commitment”), subject to certain conditions and limitations, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market. On February 12, 2025, the Company and Yorkville amended the Securities Purchase Agreement by way of the First Omnibus Amendment (as defined herein), which provided for, among other things, an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the First Debenture (as defined herein). The commitments made by Yorkville in the Securities Purchase Agreement and the First Omnibus Amendment effectively satisfy any and all obligations of the Investor to provide additional funding to the Company under the Funding Commitment Letter. Subsequently, on March 25, 2025, pursuant to the Third Omnibus Amendment (as defined herein), Yorkville provided a second immediate advance of $1,000,000 in the form of the Second Debenture (as defined herein). On April 24, 2025, pursuant to the Fourth Omnibus Amendment (as defined herein), Yorkville provided a third immediate advance of $500,000 in the form of the Third Debenture (as defined herein). On May 26, 2025, pursuant to the Fifth Omnibus Amendment (as defined herein), Yorkville provided a fourth immediate advance of $750,000 in the form of the Fourth Debenture (as defined herein). On August 6, 2025, pursuant to the Eighth Omnibus Amendment (as defined herein), Yorkville provided a fifth immediate advance of $190,000 in the form of the Fifth Debenture (as defined herein). On August 15, 2025, pursuant to the Ninth Omnibus Amendment (as defined herein), Yorkville provided a sixth immediate advance of $350,540 in the form of the Sixth Debenture (as defined herein). On September 5, 2025, pursuant to the Tenth Omnibus Amendment (as defined herein), the Company and Yorkville agreed to, among other things, to (1) increase the aggregate principal amount of the New Convertible Debenture (as defined herein) by an additional $2,200,000 for a total of $7,200,000, (2) provide for an immediate advance by Yorkville to the Company of $3,409,460 in the form of the Seventh Debenture (as defined herein). On September 5, 2025, pursuant to an Exchange Agreement, as amended, and as a result of the receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market on September 4, 2025, the Company issued 1,401 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Debentures (as defined herein), the new convertible debentures issued to Yorkville on February 5, 2024 and August 30, 2024 (the “2024 Debentures”), the Seventh Debenture and all of the other Advance Debentures (as defined herein). The Preferred Shares are convertible into Ordinary Shares at 85% of the lowest daily volume weighted average price of the Ordinary Shares during the 10 consecutive trading days immediately preceding the conversion date. As part of the commitment, Yorkville has agreed to a conversion price floor of $4.00 for six months and $1.00 thereafter. For more information on the Yorkville Commitment, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Commitment”.

Financing Arrangements with Yorkville

The Yorkville Restructuring Investment

In mid-November 2023, in the context of the former Self-Administration Proceedings and in connection with the First Commitment, the Companies and Yorkville entered into the Yorkville Investment Agreements. In addition to the Restructuring Agreement between the Company and Yorkville, which was amended on February 2, 2024 and February 5, 2024, the agreements included (i) an agreement between the Company and the Subsidiary pursuant to which a settlement amount was agreed for intercompany claims (the “Settlement Agreement”), (ii) an agreement between the Company and the Subsidiary relating to the satisfaction of intercompany claims, the further financing of the Subsidiary by the Company and key aspects of the Subsidiary Self-Administration Proceedings and the Plan (the “Continuation Agreement”), (iii) the Funding Commitment Letter, as subsequently amended, between the Company and Yorkville pursuant to which Yorkville committed to provide the Company with sufficient financial resources to fund the business operations of the Companies pursuant to an agreed upon budget, (iv) an agreement between the Company and Yorkville to postpone the repayment date of the convertible debentures with an aggregate principal amount of $31.1 million issued by the Company to Yorkville in December 2022 (the “2022 Debentures”) to July 1, 2025, with the possibility of further extensions at Yorkville’s discretion (the “Prolongation Agreement”), (v) an agreement between the Sono Group founders, Laurin Hahn and Jona Christians (the “Founders”), the Company and the Subsidiary pursuant to which the Companies were entitled to request that each of the Founders enters into a share sale and transfer agreement (the “Sale and Transfer Agreements”) under the terms of which the respective Founder would sell and transfer, if so requested, a portion of their Ordinary Shares to a trustee to be appointed for the benefit of the Subsidiary’s creditors and a portion of their Ordinary Shares and all of their High Voting Shares to the new members of the management board to be appointed for the Company (the “Shareholders Commitment Letter”), (vi) Sale and Transfer Agreements executed by each of the Founders to carry out the transfers contemplated in the Shareholders Commitment Letter, and (vii) a back-to-back letter of comfort from the Company to the Subsidiary, which was subsequently amended on May 8, 2024, to provide funding for the Subsidiary’s business operations, with an initial focus on the Solar Bus Kit and similar retrofit solar products (as amended from time to time, the “Back-to-Back Letter of Comfort”). The funds provided under the Back-to-Back Letter of Comfort were provided by way of intercompany loans.

Pursuant to the Yorkville Investment Agreements and following the satisfaction of certain conditions precedent, Yorkville funded the First Tranche of €4.0 million, or approximately USD 4.3 million, on February 6, 2024. On August 30, 2024, Yorkville funded the Second Tranche of €3.0 million, or approximately USD 3.3 million. Under the terms of the Funding Commitment Letter, Yorkville had committed to secure the financing of the Companies’ expected operational costs through the end of the second quarter of 2025, with financings being provided by way of new interest-bearing convertible debentures. The Company issued the 2024 Debentures to Yorkville on February 5, 2024 and August 30, 2024, with maturity dates of July 1, 2025 and August 20, 2025, respectively, in connection with the fundings of the First Tranche and Second Tranche. On December 30, 2024, the Company and Yorkville committed to a new financing arrangement in the form of the Yorkville Commitment that replaces, and satisfies, Yorkville’s remaining obligations under the Funding Commitment Letter. The advance fundings from Yorkville in 2025 in the form of the Advance Debentures were provided in full in connection with the new funding arrangement, as amended. For more information on the Yorkville Commitment, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Commitment”.

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

In connection with the Yorkville Restructuring Investment, the Founders entered into respective Sale and Transfer Agreements, pursuant to which they agreed to cumulatively transfer 177,417 Ordinary Shares to the Trustee. The transfer of the Ordinary Shares to the Trustee was reflected in the Company’s share register on June 5, 2024. Following expiration of a lock-up agreement, the Trustee is now entitled to sell its shares, subject to certain volume restrictions agreed with Yorkville, and the proceeds from any such sales will be used to satisfy claims of the Subsidiary’s creditors. Whether and to what extent such sale proceeds can be realized will depend on a number of factors, including, among others, the performance of the Company's share price. Currently, it is not possible to reliably forecast whether and to what extent such sale proceeds can be expected. In addition, under the terms of their respective Sale and Transfer Agreements, the Founders agreed to cumulatively transfer 230,751 Ordinary Shares and all of their cumulative 40,000 High Voting Shares to SVSE LLC, a Delaware limited liability company (“SVSE”), whose sole member is George O’Leary, the Company’s Chief Executive Officer and sole Managing Director. The transfers of the High Voting Shares and the Ordinary Shares to SVSE were reflected in the Company’s share register on February 1, 2024 and March 25, 2024, respectively.

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

In accordance with the Yorkville Investment Agreements, the Company convened its annual general meeting on December 29, 2023 (the “2023 AGM”), as well as the January 2024 EGM, to submit certain agenda items for shareholder votes. Pursuant to the terms of the Shareholders Commitment Letter, each Founder in his respective capacity as a shareholder of the Company, either in person or represented by proxy, exercised the voting rights on all the shares in the capital of the Company held by such Founder in favor of all proposed resolutions at both the 2023 AGM and the January 2024 EGM. The following agenda items, among others, were proposed and approved at the January 2024 EGM: (1) a proposal to effect a reverse share split of the Ordinary Shares and the High Voting Shares at an exchange ratio to be determined and established by the Company’s management board; (2) a proposal to reduce the nominal value per Ordinary Share to €0.01 per Ordinary Share (after giving full effect to the aforementioned reverse share split) without repayment or any other payment by the Company to the shareholders; (3) a proposal to reduce the nominal value per High Voting Share to €0.25 per High Voting Share (after giving full effect to the aforementioned reverse share split) without repayment or any other payment by the Company to shareholders; and (4) a proposal to authorize one or more amendments to the Company’s articles of association, in such a manner that, with each amendment, the authorized capital of the Company is amended to facilitate the issue shares under the 2022 Debentures and the subsequent convertible debentures issued to Yorkville. The measures identified in clauses (1) - (3) of the preceding sentence were implemented in December 2024 in connection with the Reverse Share Split, except that the nominal value our Ordinary Shares was reduced to €0.02 per Ordinary Share and the nominal value of our High Voting Shares was reduced to €0.50 per High Voting Share, which was necessary for the Company to remain compliant with Dutch mandatory corporate law provisions in respect of minimum capital requirements. Following the satisfaction of the conditions precedent to the Debt Conversion and in connection with the creation and issuance of the Preferred Shares (as defined herein), and in accordance with the approved amendments to the Company’s articles of association the nominal value of each Ordinary Share was lowered from €0.02 per Ordinary Share to €0.01 per Ordinary Share and the nominal value of each High Voting Share was lowered from €0.50 per High Voting Share to €0.25 per High Voting Share and therewith to fully implement and perfect the items (2) and (3).

The Yorkville Commitment

In late December 2024, the Company and Yorkville entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell and issue to Yorkville a new convertible debenture (the “New Commitment Debenture”) in the aggregate principal amount of $5 million, with a maturity date of one year following the issuance of the New Commitment Debenture. The issuance of the New Commitment Debenture was subject to certain conditions and limitations, including the condition precedent that the Company shall have received notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market, which occurred on September 4, 2025.

On December 30, 2024, the Company and Yorkville also entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company agreed, subject to the satisfactions of certain conditions precedent, to issue 1,242 shares of preferred stock of the Company (the “Preferred Shares”), each with a nominal value of €300, to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, which at that time included the 2022 Debentures, the new convertible debentures issued to Yorkville on February 5, 2024 and August 30. 2024 (the “2024 Debentures”), and the New Commitment Debenture (if issued) (the “Debt Conversion”). The closing of the Debt Conversion contemplated by the Exchange Agreement was subject to certain conditions precedent, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

On February 12, 2025, the Company and Yorkville entered into an Omnibus Amendment to Transaction Documents (the “First Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, (i) provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a $1,000,000 secured convertible debenture, with a maturity date of February 12, 2026 that may be extended at the option of Yorkville (the “First Debenture”), and (ii) extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from January 15, 2025 to February 28, 2025. In addition, the Company and Yorkville agreed in the First Omnibus Amendment that any and all obligations of Yorkville to provide additional funding to the Company, including in connection with the Yorkville Restructuring Investment, shall be considered to be satisfied by the commitments made pursuant to the Securities Purchase Agreement and the First Omnibus Amendment. Net proceeds to the Company from the First Debenture were $1,000,000. Under the terms of the First Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include the First Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On March 7, 2025, the Company and Yorkville entered into a second Omnibus Amendment to Transaction Documents (the “Second Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Exchange Agreement to (i) amend the floor price provided for in the Exchange Agreement to be a price per Ordinary Share equal to $4.00, from the closing date of the transactions contemplated by the Exchange Agreement until the end of the day that is 6 months from the date of relisting of our Ordinary Shares on the Nasdaq Capital Market, and $1.00 thereafter, and (ii) to extend the termination date with respect to the obligations of Yorkville under the Exchange Agreement from January 15, 2025 to April 15, 2025. In addition, the Company and Yorkville agreed in the Second Omnibus Amendment to extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from February 28, 2025 to April 15, 2025.

On March 25, 2025, the Company and Yorkville entered into a third Omnibus Amendment to Transaction Documents (the “Third Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of a second $1,000,000 secured convertible debenture, with a maturity date of March 24, 2026 that may be extended at the option of Yorkville (the “Second Debenture”). Net proceeds to the Company from the Second Debenture were $1,000,000. As a result of the issuance of the First Debenture and the Second Debenture, and pursuant to the Third Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $3,000,000. Under the terms of the Third Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On April 24, 2025, the Company and Yorkville entered into a fourth Omnibus Amendment to Transaction Documents (the “Fourth Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $500,000 in the form of a secured convertible debenture in the aggregate principal amount of $500,000, with a maturity date of April 24, 2026 that may be extended at the option of Yorkville (the “Third Debenture”). Net proceeds to the Company from the Third Debenture were $500,000. As a result of the issuance of the Third Debenture, and pursuant to the Fourth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $2,500,000. Under the terms of the Fourth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On May 26, 2025, the Company and Yorkville entered into a fifth Omnibus Amendment to Transaction Documents (the “Fifth Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $750,000 in the form of a secured convertible debenture in the aggregate principal amount of $750,000, with a maturity date of May 27, 2026 that may be extended at the option of Yorkville (the “Fourth Debenture”). Net proceeds to the Company from the Fourth Debenture were $750,000. As a result of the issuance of the Fourth Debenture, and pursuant to the Fifth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $1,750,000. Under the terms of the Fifth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On July 6, 2025, the Company and Yorkville entered into a sixth Omnibus Amendment to Transaction Documents, effective as of June 30, 2025 (the “Sixth Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and the Maturing Debentures previously issued by the Company. Pursuant to the Sixth Omnibus Amendment, the Company and Yorkville agreed to extend the maturity date from July 1, 2025 to August 1, 2025 for the Maturing Debentures, and to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to August 1, 2025.

On August 6, 2025, the Company and Yorkville entered into a seventh Omnibus Amendment to Transaction Documents (the “Seventh Omnibus Amendment”) and an eighth Omnibus Amendment to Transaction Documents (the “Eighth Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company. Pursuant to the Seventh Omnibus Amendment, the Company and Yorkville agreed to extend the maturity date for the Maturing Debentures from August 1, 2025 to September 1, 2025, and to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to September 1, 2025. In addition, pursuant to the Eighth Omnibus Amendment, the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $190,000 in the form of a secured convertible debenture in the aggregate principal amount of $190,000, with a maturity date of August 6, 2026 that may be extended at the option of Yorkville (the “Fifth Debenture”). Net proceeds to the Company from the Fifth Debenture were $190,000. As a result of the issuance of the Fifth Debenture, and pursuant to the Eighth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $1,560,000. Under the terms of the Eighth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture, the Fifth Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On August 15, 2025, the Company and Yorkville entered into a ninth Omnibus Amendment to Transaction Documents (the “Ninth Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and the Maturing Debentures previously issued by the Company. Pursuant to the Ninth Omnibus Amendment, the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of EUR300,000 ($350,540 at conversion rate of 1.1685) in the form of a secured convertible debenture in the aggregate principal amount of $350,540, with a maturity date of August 15, 2026 that may be extended at the option of Yorkville (the “Sixth Debenture”). Net proceeds to the Company from the Sixth Debenture were $350,540. As a result of the issuance of the Sixth Debenture, and pursuant to the Ninth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $1,209,460. Under the terms of the Ninth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture, the Fifth Debenture, the Sixth Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

Following the Company’s receipt on September 4, 2025 of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market, on September 5, 2025, the Company and Yorkville entered into a tenth Omnibus Amendment to Transaction Documents (the “Tenth Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company. Pursuant to the Tenth Omnibus Amendment, the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, (1) increase the aggregate principal amount of the New Convertible Debenture by an additional $2,200,000 for a total of $7,200,000, and (2) provide for an immediate advance by Yorkville to the Company of $3,409,460, which comprises the remaining $1,209,460 of the original $5,000,000 commitment and the entirety of the additional $2,200,000 commitment, in the form of a secured convertible debenture in the aggregate principal amount of $3,409,460, with a maturity date of September 5, 2026 that may be extended at the option of Yorkville (the “Seventh Debenture”, and collectively with the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture, the Fifth Debenture and the Sixth Debenture, the “Advance Debentures”). Net proceeds to the Company from the Seventh Debenture were $3,409,460. As a result of the issuance of the Seventh Debenture, and pursuant to the Tenth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $7,200,000, consisting of the amounts advanced to the Company under the Seventh Debenture and each of the other Advance Debentures. Under the terms of the Tenth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include all of the Advance Debentures within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto. In connection with the Seventh Debenture, the management board resolved to issue an additional 159 Preferred Shares to Yorkville upon the satisfaction of the terms and conditions of the Exchange Agreement (in addition to the 1,242 Preferred Shares to be issued as forth in the Exchange Agreement) in exchange for the surrender and cancellation of the additional indebtedness incurred to Yorkville.

On September 5, 2025, pursuant to an Exchange Agreement, as amended, and as a result of the receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market on September 4, 2025, the Company issued 1,401 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Debentures, the 2024 Debentures, and all of the Advance Debentures. The Preferred Shares are convertible into Ordinary Shares at a price per Ordinary Share equal to the Variable Conversion Price. As part of the commitment, Yorkville has agreed to a conversion price floor of $4.00 for six months and $1.00 thereafter.

See “Note 16 – Subsequent Events” in Part II, Item 8 of this Annual Report for information regarding our financing arrangements with Yorkville subsequent to the fiscal year ended December 31, 2025.

Available Information

As of January 1, 2025, the Company began reporting with the SEC as a domestic issuer instead of a foreign private issuer. As a result, the Company is subject to the same reporting and disclosure requirements applicable to domestic U.S. companies, and is required to file periodic reports and financial statements with the SEC on Form 10-K and Form 10-Q, as applicable, as well as filing current reports on Form 8-K. Prior to January 1, 2025, the Company was a foreign private issuer and, in compliance with SEC regulations, the Company filed or furnished periodic and current reports with the SEC on the reporting forms available to foreign private issuers, namely Form 20-F and Form 6-K.

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

Risks Related to our former Self-Administration Proceedings

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

Risks Related to the Company

We intend to use the net proceeds from our recent financings to purchase digital assets, including Bitcoin, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We intend to use the net proceeds from our recent financings to purchase or otherwise acquire BTC and for the establishment of our digital asset treasury operations. Digital assets, such as BTC, generally are highly volatile assets, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. In addition, digital assets do not pay interest or other returns, unless utilized in staking or financial applications, and so the ability to generate a return on investment from the net proceeds of any capital raisings will principally depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

We have adopted a digital asset treasury strategy with a focus on BTC, and we may be unable to successfully implement this new strategy.

We have adopted a digital asset treasury primarily dedicated to BTC and potential acquisitions BTC, including through staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate BTC or other digital asset-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support BTC and related staking activities. This also requires that we implement different security protocols and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this Treasury Strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards BTC could have a material adverse effect on our business and financial condition.

In addition, as previously disclosed, we intend to solicit the ratification by our shareholders of the engagement by the Company in the Treasury Strategy. Under Dutch law, the ratification by our shareholders of our engagement in the Treasury Strategy is required to successfully implement the Treasury Strategy.

Our Ordinary Shares may trade at a discount to our net asset value, and investors could experience losses unrelated to the performance of our underlying digital asset holdings.

The market price of our Ordinary Shares may not reflect, and at times may trade materially below, our net asset value (“NAV”) per share. A variety of factors may cause the trading price of our Ordinary Shares to deviate from our NAV, including overall market conditions, investor sentiment toward digital assets or our business model, the liquidity and volatility of the specific digital assets we hold, the availability and cost of capital to market participants, the level of short interest in our Ordinary Shares, actual or perceived governance or operational risks, and the absence of any redemption or exchange feature that would allow shareholders to realize NAV directly. As a result, the market price of our Ordinary Shares may be influenced by factors other than the value of our underlying assets alone and there can be no assurance that our Ordinary Shares will trade at or near NAV.

If our Ordinary Shares trade at a discount to NAV, investors who sell shares may receive less than the value of our underlying assets per share, and the discount could impair our ability to raise capital on favorable terms. We may from time to time consider capital markets transactions, financing arrangements or other corporate actions intended to address any discount, but we are under no obligation to take such actions and any such actions, if implemented, may be limited in scope or effectiveness.

Our shift towards a BTC-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a BTC treasury-focused strategy, including staking and other decentralized finance activities, exposes us to significant operational risks. The Bitcoin ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions to the Bitcoin network. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute the Treasury Strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

The concentration of our BTC holdings enhances the risks inherent in our Bitcoin-focused strategy.

We have and intend to purchase BTC and increase our overall holdings of BTC in the future. The intended concentration of our BTC holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin-focused strategy.

If the Bitcoin network is disrupted or encounters any unanticipated difficulties, the value of BTC could be negatively impacted.

If the Bitcoin network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Bitcoin network may be disrupted, which in turn may prevent us from depositing or withdrawing BTC from our accounts with our custodian or otherwise affecting BTC transactions. Such disruptions could include, for example: the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of BTC trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Bitcoin network. Any disruption of the Bitcoin network could result in the inability of the Company to transfer or sell BTC, and the price of BTC.

BTC and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

BTC and other digital assets, as well as applications on blockchain networks such as Bitcoin, are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets and blockchain-based applications is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of BTC or other digital assets, or the ability of blockchain-based applications to operate.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of BTC or the ability of individuals or institutions such as us to own or transfer BTC and utilize blockchain-based applications on networks such as Bitcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023 became law. Additionally, legislative and regulatory priorities may change depending on changes in leadership, as evidenced by recent and proposed initiatives such as the Genius Act of 2025, the anticipated Digital Asset Market Clarity Act, and updates to the Commission’s Regulatory Flexibility Agenda. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and BTC specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of BTC and in turn adversely affect the market price of our Ordinary Shares.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of BTC in particular, may also impact the price of BTC and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of the Bitcoin network and BTC may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to BTC, institutional demand for BTC as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for BTC as a means of payment, and the availability and popularity of alternatives to BTC. Even if growth in BTC adoption occurs in the near or medium term, there is no assurance that BTC and the Bitcoin network usage will continue to grow over the long term.

A variety of technical factors related to the Bitcoin blockchain could also impact the price of BTC. The liquidity of BTC may also be reduced and damage to the public perception of Bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold BTC, provide Bitcoin-related services or accept BTC as payment, which could also decrease the price of BTC.

The liquidity of BTC may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for BTC and other digital assets.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with The Financial Crimes Enforcement Network (FinCEN) under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933, as amended, or the Investment Company Act, could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our current operations, and this would materially and adversely affect our business, financial condition and results of operations. In addition, if BTC or another digital asset we hold were determined to constitute a security for purposes of the federal securities laws, we would likely take steps to reduce the percentage of BTC or such other digital assets that constitute investment assets under the Investment Company Act. These steps may include, among others, selling BTC that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our BTC or other digital assets at unattractive prices, or cease our operations.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, BTC could be classified as a commodity under the Commodity Exchange Act and could be subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how BTC is classified and traded.

If BTC are regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds (ETFs) and their management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues experience greater risk of fraud, market manipulation and other deceptive marketing practices, as well as security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our proposed holdings of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our shareholders could face significant financial losses.

The Company will face risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect our primary counterparty risk with respect to our BTC will be custodian performance obligations under the custody arrangements we enter into. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcies and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

No assurance can be provided that our custodially held BTC will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our BTC holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our BTC, could have a material adverse effect on our business, prospects, financial condition, and operating results.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft

Although we plan to regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of BTC and adversely affect the Company’s securities.

Following the launch of the Company’s proposed digital asset treasury strategy, as a result of our Bitcoin-focused strategy, we expect our assets to be concentrated in BTC holdings. Accordingly, the emergence or growth of digital assets other than BTC, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms. If the mechanisms or network effects on alternative blockchain platforms are perceived as superior to the Bitcoin network, those digital assets could gain market share relative to Bitcoin.

Risks Related to Our Business and Operations

We have a history of significant operating losses since inception and our ability to continue as a going concern is subject to significant uncertainty, and there can be no assurance that our Treasury Strategy will be successfully implemented or that additional financing will not be required.

For the year ended December 31, 2025, we recorded a profit of €4.0 million, mainly due to the recorded gain from change in the fair value of convertible debentures carried at fair value. For the same period we recorded an operating loss of €7.7 million, while our net cash used in operations amounted to €7.3 million. We have incurred net losses since our inception in March 2016 up until 2024, resulting in an accumulated deficit of €317.4 million as of December 31, 2025 compared to an accumulated deficit of €321.4 million as of December 31, 2024.

Subsequent to December 31, 2025, we implemented a series of actions intended to improve liquidity and reduce ongoing cash requirements. These actions, which are more fully described in “Item 17 – Subsequent Events” of Part II, Item 8 of this Annual Report, included: (i) raising gross proceeds of approximately $5.0 million in March 2026, consisting of a $3.0 million convertible debenture and a pre-funded warrant issued for aggregate proceeds of approximately $2.0 million; (ii) adopting our Treasury Strategy and entering into an institutional framework with Blockchain.com (BVI) II Limited in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex, to facilitate related derivative and hedging transactions in connection with our digital asset holdings; and (iii) terminating current and future funding commitments to the Subsidiary (Sono Motors GmbH) and initiating our exit from the legacy solar operations conducted through the Subsidiary, which is expected to materially reduce our ongoing cash outflows. Management believes that these actions, taken together, may provide sufficient resources to fund our streamlined operating plan under the Treasury Strategy, consisting principally of holding company overhead and public company compliance costs, for at least twelve months from the date the financial statements are issued. Our independent registered public accounting firm has included a going concern explanatory paragraph in its report on our financial statements for the year ended December 31, 2025, indicating that substantial doubt about the Company's ability to continue as a going concern exists.

However, our ability to maintain adequate liquidity remains subject to significant uncertainties, including, among other things, the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy, the timing and costs associated with exiting the legacy solar operations (which we are currently unable to estimate), and that our outstanding convertible debenture issued to Yorkville in the first quarter of fiscal 2026 will reach maturity in March 2027, which may require us to negotiate a refinancing or conversion of the debenture prior to or at maturity. There can be no assurance that the Treasury Strategy will generate the anticipated returns, that the exit from our legacy solar operations will be completed without material unforeseen costs, or that additional financing will not be required beyond the next twelve months. If we are unable to generate sufficient cash flows from the Treasury Strategy or to secure additional financing as required, we may need to curtail our operations, which could adversely affect our business, financial condition, results of operations and cash flows, and may ultimately lead to insolvency or liquidation.

In addition, as a result of the opening of self-administration proceedings in 2023, the Company lost control of Sono Motors GmbH on May 19, 2023 and regained control upon the Subsidiary's exit from those proceedings on February 29, 2024. In the first quarter of 2026, the Company determined to cease funding to Sono Motors GmbH and exit its legacy solar business to focus exclusively on the Treasury Strategy, as described above. As a result, our financial information going forward may in many respects not be comparable to our historical financial information.

We have identified multiple material weaknesses in our internal control over financial reporting and, as a result, management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025. Even though we plan on remediating these material weaknesses, if we are unable to do so, or if other control deficiencies are identified as a result of ongoing or future processes, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022, and management’s assessment of the effectiveness of our internal controls and procedures for the year ended December 31, 2025, we identified multiple material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or condensed consolidated interim financial statements will not be prevented or detected on a timely basis. Due to the multiple material weaknesses identified, which had not been remediated as of December 31, 2025, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025.

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring and recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial officer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating these deficiencies and specifically plan to incorporate automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal trainings for our accounting and finance teams and continue to invest in our finance IT systems. While we are continuing to work on remediating the weaknesses identified, and plan to remediate these weaknesses in 2026, based on our limited financial and operational resources, we cannot at this time guarantee that we will have remediated these material weaknesses this year. The remediation measures are time-consuming and costly and place significant demands on our financial and operational resources.

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

In addition, the Subsidiary is non-compliant with German financial reporting requirements with regard to the timely filing of its 2024 statutory financial statements with the German trade register and the German Federal Gazette, which has in the past led, and - until compliance is established - may in the future lead, to the imposition of penalties and fines. German financial reporting rules under the Securities Trading Act (Vermögensanlagegesetz) require the timely filing of the Subsidiary’s audited German statutory financial statements by June 30 of the year following the applicable financial period. Non-compliance with these filing requirements exposes us to penalties and fines.

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

Our advertisements may not have complied in the past with all relevant legal requirements and may be subject to misperception.

We cannot guarantee that all of our public statements that qualify as advertisements, or whole advertising campaigns, comply with legal requirements under competition law or other laws, rules or regulations. Any non-compliance could lead to administrative fines and may result in us being required to discontinue a campaign. We may also be forced to publicly correct incorrect statements. In addition, our public communications also may have contained incorrect information or statements or may be subject to misperception. We often advertise our products with rather general characteristics and specifications that are subject to interpretation, such as “green” or “environmentally friendly” and any statement relating thereto may spark discussions, challenges or legal claims should any of our customers or other third party have an understanding of these characteristics and specifications that differs from ours. Any of the foregoing could adversely affect our reputation and brand and our business.

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

In light of our decision to terminate the Sion program in February 2023 and our financial situation, we terminated the vast majority of our employees. Thereafter, in connection with the corporate structure and business model envisioned in the Yorkville Investment Agreements, including the streamlined initial business focus on the Solar Bus Kit, we terminated the contracts of 40 employees, including the contracts of the four managing directors of the Subsidiary, in September 2023. In addition, in line with our streamlined operational approach and strategic focus on key partnerships, the Subsidiary has over the last year implemented a reduction in workforce. There may be further reductions in its workforce as a result of the termination by the Company of all current and future funding commitments to the Subsidiary and the decision to exit the legacy solar operations conducted through the Subsidiary. In the event of any employee terminations, we face the risk of legal proceedings in which the former employees may challenge their termination, claim damages or other payments and benefits in relation to their employment relationship or seek ownership in intellectual property rights and other assets. Should employees be successful in challenging terminations, we may be exposed to substantial financial and other liabilities. In addition, despite their termination, former employees may still claim to be, fully or partially, entitled to certain benefits granted to them while they were still employed with us, such as, for example, certain incentives, bonuses or pension entitlements. We may also be liable for substantial social security contributions with respect to terminated employees for a prolonged time.

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

Our operations have been subject to international, national, regional and/or local environmental laws and regulations, including, in the jurisdictions in which we intend to sell our products, laws relating to the use, handling, storage, disposal and human exposure to hazardous materials (including the German Federal Soil Protection Act (Bundes-Bodenschutzgesetz), and Regulation (EC) no. 1907/2006 (REACH)). Furthermore, we will be affected by the Extended Producer Responsibility, an EU policy approach under which producers are given a significant responsibility – financial and/or physical – for the treatment or disposal of post-consumer products. We may be or become subject to various environmental, social and governance-related regulations in the future, such as the EU Corporate Sustainability Reporting Directive, EU Taxonomy for sustainable activities, the EU Corporate Sustainability Due Diligence Directive or the Act on Corporate Due Diligence Obligations in Supply Chains (Lieferkettensorgfaltspflichtengesetz) including as a result of recent legislative or regulatory initiatives. Environmental and health and safety laws and regulations can be complex.

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

Technological innovation will be a crucial aspect of our potential success. We have been granted several patents for our technologies. As the number of competitors in our market increases, and as the number of patents issued in the area of mobility grows, the possibility of patent infringement claims against us or by us increases. While we are not aware that our technologies infringe the proprietary rights of any third party or that technologies of a third party infringe our proprietary rights, we do not regularly conduct freedom to operate searches. Policing violations of our intellectual property rights or unauthorized use of our proprietary technology can be difficult and result in substantial costs. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of our proprietary rights and of others. We cannot ensure that the outcome of such potential litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. We may not be able to manufacture or commercialize our technology as planned and our freedom to operate may be impaired, absent a license, which may not be available on reasonable terms or at all, should we fail to successfully identify or challenge any patents or patents applications that cover our technology or innovations. This risk is more pronounced against the background that it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may in-license patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

We may be required to participate in interference, derivation or opposition proceedings that concern disputes regarding priority of inventions disclosed in our patents. Determining patent infringement by a product, as well as priority of inventions and other patent-related disputes, involves complex legal and factual issues and the outcome is often uncertain. We have not conducted any significant search of patents issued to third parties, and third-party patents containing claims covering our technology or methods that predate our patents may exist. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to electric vehicles), we may identify third party technologies that infringe our patents, or our competitors or other third-parties may assert that our technology and the methods we employ in the use of products incorporating our technology are covered by patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, we may not be aware of certain patent applications that are currently pending, which applications may result in issued patents that our technology would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

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

Our trademark registrations and applications are valuable assets and may be challenged, infringed, circumvented or declared generic or determined to infringe a third party’s trademarks. There is a risk that we may not be able to protect our rights to these or other trademark registrations or applications. Equally, there can be no assurance that we will be successful in registering additional or replacement trademarks if we were to engage in a rebranding. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our trademark registrations or applications. We have not conducted any availability searches for trademarks to assess whether our trademark registrations would not infringe a third party’s trademarks, or whether our trademark applications would be successfully registered. Successful third-party challenges to the use of any of our trademarks may require us to rebrand our business or certain products or services associated therewith.

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

For example:

●	others may be able to make products or processes that are identical or similar to any product or process we have developed and commercialized or utilize similar intellectual property or technologies that we now or may in the future own or have in-licensed;

●	we might not have been the first to make the inventions covered by the patents or pending patent applications that we own or have in- licensed;

●	we might not have been the first to file patent applications covering certain of our or their inventions;

●

others may independently develop similar or alternative intellectual property or technologies or duplicate any of our intellectual property or technologies without infringing our owned or in-licensed intellectual property rights;

●	it is possible that our pending patent applications will not lead to issuance of patents;

●	patents that we own or have in-licensed may be held invalid or unenforceable, including as a result of legal challenges by our or our licensors’ competitors;

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

In light of our decision to terminate the Sion passenger car program in February 2023, as of the end of March 2023, we terminated the vast majority of our employees. Thereafter, in connection with the new corporate structure and business model envisioned in the then-current negotiations surrounding the Yorkville Investment Agreements, we terminated the contracts of 40 employees, including the contracts of the four managing directors of the Subsidiary, in September 2023. In addition, in line with our streamlined operational approach and strategic focus on key partnerships, the Subsidiary has over the last year implemented a reduction in workforce. There may be further reductions in its workforce as a result of the termination by the Company of all current and future funding commitments to the Subsidiary and the decision to exit the legacy solar operations conducted through the Subsidiary. In the event of any employee terminations, we face the risk of legal proceedings in which the former employees may challenge their termination, claim damages or other payments and benefits in relation to their employment relationship or seek ownership in intellectual property rights and other assets. Should employees be successful in challenging terminations, we may be exposed to substantial financial and other liabilities. We also terminated and settled relationships with several former business partners that became obsolete. Former business partners may assert substantial payment claims or sue us for damages.

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

Based on the composition of our income and valuation of our assets we believe that we were not a PFIC in our taxable year ended December 31, 2025. The determination of whether or not we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. Specifically, we will be classified as a PFIC for United States federal income tax purposes if either: (1) 75% or more of our gross income in a taxable year is passive income, or (2) the average percentage of our assets by value in a taxable year which produce or are held for the production of passive income (which includes cash) is at least 50%.

Our PFIC status is a factual determination that is made annually and thus may be subject to change. It is therefore possible that we could become a PFIC in our taxable year ending December 31, 2026, or in a future taxable year.

If we are or were to become a PFIC, such characterization could result in adverse United States federal income tax consequences and burdensome reporting requirements to a holder of Ordinary Shares if such holder is a United States investor.

Risks Related to our Securities

An investment in our securities carries a high degree of risk and should be considered as a speculative investment.

An investment in our securities carries a high degree of risk and should be considered as a speculative investment. We have a limited history of earnings, a limited operating history, have not paid dividends, and are unlikely to pay dividends in the immediate or near future. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. An investment in our securities may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment our securities.

The market price of our Ordinary Shares may be highly volatile, and you could lose all or part of your investment.

The trading price of our Ordinary Shares is likely to be volatile.

Our stock price could be subject to wide fluctuations in response to a variety of other factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	changes in financial or operational estimates or projections;

●	termination of restrictions on the ability of our stockholders to sell their shares; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Such rapid and substantial price volatility, including any stock run-up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Ordinary Shares. This volatility may prevent you from being able to sell your Ordinary Shares at or above the price you paid for them. If the market price of our Ordinary Shares after this offering does not exceed the offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

We may, in the future, issue additional Ordinary Shares or other securities, which would reduce investors’ percent of ownership and dilute our share value.

Future sales or issuances of equity securities could decrease the value of the Ordinary Shares, dilute shareholders’ voting power and reduce future potential earnings per Ordinary Share. We may sell additional equity securities in subsequent offerings (including through the sale of securities convertible into Ordinary Shares) and may issue additional equity securities to finance our operations, acquisitions or other business projects. We cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of the Ordinary Shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the Ordinary Shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in our earnings per Ordinary Share.

Subject to the terms of our articles of incorporation and applicable securities laws, we are not restricted from issuing additional Ordinary Shares or securities similar to the Ordinary Shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Ordinary Shares. The market price of the Ordinary Shares could decline as a result of sales of Ordinary Shares, sales of other securities made after this offering, or as a result of the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, holders of the Ordinary Shares bear the risk of our future offerings reducing the market price of the Ordinary Shares and diluting their holdings in the Ordinary Shares.

Future equity issuances and digital-asset-linked financings may dilute existing shareholders and affect the market price of our Ordinary Shares.

The Company has entered into, and may in the future enter into, additional financing arrangements that could result in the issuance of a substantial number of Ordinary Shares. During fiscal 2025, the Company completed the transactions contemplated by the Yorkville Restructuring Investment and the Yorkville Commitment, in connection with which the Company issued Preferred Shares to Yorkville that are convertible into Ordinary Shares, provided, that under the Exchange Agreement, Yorkville may not convert Preferred Shares if, after giving effect to such conversion, Yorkville and any of its affiliates would beneficially own more than 4.99% of the number or voting power of the Ordinary Shares outstanding immediately after giving effect to such conversion, which limitations may be waived by Yorkville upon not less than 65 days’ prior notice to the Company. In addition, subsequent to year-end, the Company issued the Pre-Funded Warrant to Yorkville. The Pre-Funded Warrant is exercisable for up to 283,367 Ordinary Shares at an exercise price of €0.01 per share (subject to certain adjustments), is exercisable immediately upon issuance, and may be exercised, in whole or in part, at any time until exercised in full. Yorkville (together with its Attribution Parties (as defined in the Pre-Funded Warrant)) may not exercise any Pre-Funded Warrant to the extent that Yorkville would own more than 4.99% of the outstanding Ordinary Shares immediately after giving effect to the issuance of Ordinary Shares issuable upon exercise of such Pre-Funded Warrant, which percentage may be changed at Yorkville’s election to a lower or higher percentage not in excess of 9.99% upon 61 days’ notice to the Company, subject to the terms of the Pre-Funded Warrant. If such limitations are waived and all of such securities are converted or exercised, the number of outstanding Ordinary Shares could increase materially, resulting in dilution of existing shareholders’ voting and economic interests.

While these arrangements strengthen liquidity and support the Company’s growth initiatives, they also expose shareholders to potential future dilution and share-price volatility. The market price of the Company’s Ordinary Shares may fluctuate based on expectations regarding the timing, scale, or pricing of any future equity issuances under these or similar facilities.

Digital-asset treasury and market-value volatility could adversely affect our financial position and liquidity.

As part of its long-term capital strategy, the Company established a digital asset treasury (DAT) Strategy that includes holdings of BTC acquired in connection with the Treasury Strategy. While these assets are intended to generate on-chain yield and support future digital-finance initiatives, they expose the Company to risks not typically associated with traditional financial instruments.

The market for digital assets such as BTC is highly volatile and subject to rapid and material fluctuations in value due to regulatory changes, technology vulnerabilities, network-level disruptions, and shifts in market sentiment. A significant decline in BTC token prices could reduce the carrying value of the Company’s digital-asset holdings and collateral base, potentially resulting in impairment charges or the need to post additional collateral under certain custodial or trading arrangements.

In connection with the Treasury Strategy, the Company transfers Bitcoin to Blockchain.com (BVI) II Limited as collateral pursuant to the Credit Support Annex to the ISDA Master Agreement, in amounts determined by reference to the mark-to-market exposure under the outstanding derivative and hedging transactions. While such collateral is posted, the Company's ability to recover the transferred Bitcoin is contractually limited to Blockchain.com's performance of its return obligations under the Credit Support Annex. As a result, the Company bears counterparty credit exposure to Blockchain.com for the value of Bitcoin transferred as collateral. Any default, insolvency or operational failure by Blockchain.com could adversely affect the Company's ability to recover such assets, which could materially impair the Company's liquidity position and its ability to fund its ongoing operating expenses and obligations.

Although management has implemented procedures to monitor counterparty, custody, and market-price risk, there can be no assurance that such measures will prevent losses or liquidity constraints arising from future market volatility or regulatory developments affecting digital-asset markets.

Sales of substantial amounts of our Ordinary Shares in the public market, or the perception that these sales may occur, could cause the market price of our Ordinary Shares to decline.

Sales of substantial amounts of our Ordinary Shares in the public market, or the perception that these sales may occur, could cause the market price of our Ordinary Shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At the January 2024 EGM, shareholders approved a reverse share split of the Ordinary Shares and the High Voting Shares. On December 23, 2024, the Company amended its articles of association to implement the Reverse Share Split at a ratio of 1-for-75 (the “Reverse Split Ratio”), resulting in every 75 Ordinary Shares issued and outstanding immediately prior to the Reverse Share Split being converted into one Ordinary Shares and every 75 High Voting Shares issued and outstanding immediately prior to the Reverse Share Split being converted into one High Voting Share. In connection therewith, our authorized share capital was reduced from 320,000,000 Ordinary Shares, with a nominal value of €0.06 each, to 4,300,000 Ordinary Shares, with a nominal value of €0.02 each, and from 4,000,000 High Voting Shares, with a nominal value of €1.50 each, to 53,400 High Voting Shares, with a nominal value of €0.50 each. In accordance with resolutions adopted and approved amendments to the Company’s articles of association at the January 2024 EGM our authorized capital was further changed to 120,000,000 Ordinary Shares, with a nominal value of €0.01 each, 40,000 High Voting Shares, with a nominal value of €0.25 each, and 1,401 Preferred Shares, with a nominal value of €300 each. Following clearance from FINRA, the Reverse Share Split took market effect on January 6, 2025. At the Company’s extraordinary meeting of shareholders on November 7, 2024 (the “November 2024 EGM”), the shareholders approved a proposal to increase (in one or a series of amendments) our authorized share capital in order to cover the increase of our authorized share capital under an authority of the management board to issue Ordinary Shares or grant rights to subscribe for Ordinary Shares. Further, pursuant to the approved and completed Debt Conversion, Yorkville received 1,401 Preferred Shares that are convertible into Ordinary Shares. The conversion of such Preferred Shares as well as the issuance of any additional Ordinary Shares will cause substantial dilution to our then existing shareholders. We cannot predict the size of future issuances of our Ordinary Shares, or the effect, if any, that future issuances and sales of shares would have on the market price of our Ordinary Shares.

Following the listing of our Ordinary Shares on the Nasdaq Capital Market in September 2025, we may not be able to meet the continuing listing requirements of the Nasdaq Capital Market and therefore may not be able to have our Ordinary Shares traded on Nasdaq or other national stock exchange in the future.

Our Ordinary Shares have been listed on the Nasdaq Capital Market since September 2025. To maintain this listing, we must continue to satisfy Nasdaq’s ongoing listing standards, including requirements relating to, among other things, minimum bid price, market value of publicly held shares, market value of listed securities, shareholders’ equity, corporate governance, and timely filing of periodic reports with the SEC, as well as other qualitative and quantitative criteria. Our ability to meet these continued listing requirements may be adversely affected by factors outside of our control, including declines in our share price, volatility in the trading market for our Ordinary Shares, reduced investor demand, adverse developments in our business, financial condition, results of operations, liquidity, or prospects, and broader market conditions. In addition, actions we may take to preserve liquidity, pursue financings or strategic alternatives, or restructure operations could negatively affect our ability to satisfy one or more Nasdaq continued listing standards.

Our Ordinary Shares were delisted from the Nasdaq Global Market effective February 25, 2024, which has had, and may continue to have, a material adverse effect on our business and the trading and price of our Ordinary Shares. Any future failure to meet Nasdaq’s continued listing requirements could again materially and adversely affect the liquidity, trading volume, and market price of our Ordinary Shares and could impair our ability to access the capital markets.

If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may issue a deficiency notice and we may be afforded a period of time to regain compliance. We may not be able to regain compliance within any applicable cure period or at all. While we may consider available compliance measures, including seeking stockholder approval for corporate actions such as a reverse share split, there can be no assurance that any such measures would be successful, would be implemented in time, or would enable us to maintain our listing on the Nasdaq Capital Market.

If our ordinary shares are delisted from Nasdaq, our securities could be traded on an over-the-counter market (if at all), which would likely result in reduced liquidity, increased price volatility, and a decline in the market price of our ordinary shares. A delisting could also adversely affect our ability to raise additional financing on acceptable terms or at all, increase our cost of capital, limit our ability to use equity as consideration for strategic transactions or compensation, and increase transaction costs and administrative burdens. Further, a delisting could adversely affect investor confidence, the market perception of our Company, and the value of an investment in our Ordinary Shares.

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

The stock market in general and the market for smaller technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price of our Ordinary Shares is affected by the supply and demand for our Ordinary Shares, which may be influenced by numerous factors, many of which are beyond our control, including:

●	fluctuation in actual or projected results of operations;

●	changes in projected earnings or failure to meet securities analysts’ earnings expectations;

●	the absence of analyst coverage;

●	negative analyst recommendations;

●	changes in trading volumes in our Ordinary Shares (including by the sale of shares granted to our employees under employee participation programs);

●	large-volume or targeted transactions by short-sellers;

●	changes in our shareholder and/or share structure;

●	future conversions by Yorkville of its convertible debentures or its Preferred Shares;

●	changes in macroeconomic conditions;

●	the activities of competitors and sellers;

●	changes in the market valuations of comparable companies;

●	our ability to successfully develop and refine our solar technology and business and reach market readiness;

●	the recruitment or departure of key management or other key employees;

●	significant lawsuits, including patent, shareholder or customer litigation;

●	changes in investor and analyst perception with respect to our business or the solar technology and automotive industries in general; and

●	changes in the statutory framework applicable to our business.

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

We currently have a multiple-class share structure, as our share capital consists of Ordinary Shares, High Voting Shares and Preferred Shares. In respect of matters requiring the votes of shareholders, holders of Ordinary Shares are entitled to one vote per share, while holders of High Voting Shares are entitled to 25 votes per share. Each High Voting Share is convertible into one Ordinary Share at any time by the holder thereof, while Ordinary Shares are not convertible into High Voting Shares under any circumstances. A holder of Preferred Shares is entitled to 30,000 votes per Preferred Share; provided, however, that if a holder holds shares with an aggregate nominal value exceeding €20,000, such holder can only vote a number of shares equal to 9.99% of the votes attached to all issued and outstanding shares of the Company under our amended articles of association (subject to any contractually agreed voting blocker). This limitation may be lifted by a resolution of the Company’s supervisory board. Further, each Preferred Share is convertible into 30,000 Ordinary Shares at the Effective Conversion Price (as defined below). Ordinary Shares are convertible into Preferred Shares under any circumstances.

As of the date of this Annual Report, all of the issued and outstanding High Voting Shares are held by SVSE. The sole member of SVSE is George O’Leary, the Company’s former Chief Executive Officer and former Managing Director. The current concentration of ownership, if so maintained, may discourage, delay or prevent a change in control of our Company, which could deprive our other shareholders of an opportunity to receive a premium for their Ordinary Shares as part of a sale of our Company and might ultimately affect the market price of our Ordinary Shares. Such concentrated control will limit your ability to influence corporate matters that holders of Ordinary Shares may view as beneficial. In addition, certain index providers, such as S&P Dow Jones or FTSE Russell, view multi-class shares critically and have amended their rules so that companies with multi-class shares will no longer be added to their indexes.

In connection with the Debt Conversion, shareholders at the November 2024 EGM approved the creation of a new class of Preferred Shares in the capital of the Company. As a result of a successful closing of the Debt Conversion, the Company issued 1,401 Preferred Shares to Yorkville and adopted an amendment to its articles of association (the “Articles Amendment”). A Preferred Share is pro rata its nominal value entitled to dividend rights and will have a preferred entitlement upon liquidation of the Company.

Under the terms of the Exchange Agreement, as amended, the Company issued 1,401 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Debentures, the 2024 Debentures, the New Commitment Debenture and the Advance Debentures. In connection with the conversion of each Preferred Share, the effective conversion price (the “Effective Conversion Price”) per share will be equal to 85% of the lowest daily volume weighted average price of the Ordinary Shares during the 10 trading days immediately preceding the date of the notice of conversion, subject to a floor price equal to (i) $4.00 from the closing date until the end of the day that is six months from the date the Ordinary Shares are listed on the Nasdaq Capital Market, and (ii) $1.00 thereafter. Upon the conversion of each Preferred Share, Yorkville will be required to surrender the Preferred Share being converted, and Yorkville will automatically sell and transfer to the Company for no consideration (the “Repurchase”) additional Preferred Shares such that the total number of Preferred Shares surrendered and subject to the Repurchase will be equal to (a) the total number of Ordinary Shares issuable upon such conversion, multiplied by (b) the Effective Conversion Price, divided by (c) 30,000. Under Dutch corporate law, the Company may not acquire more than half of its nominal share capital. If, as a result of a Repurchase and/or the conversion of High Voting Shares into Ordinary Shares, the Company holds more than half of its nominal share capital, the Company must first take appropriate measures to lower its pro rata percentage of treasury shares. Under the terms of the Exchange Agreement, Yorkville may not convert Preferred Shares if, after giving effect to such conversion, Yorkville and any of its affiliates would beneficially own more than 4.99% of the number or voting power of the Ordinary Shares outstanding immediately after giving effect to such conversion. Such ownership limitations may be waived by Yorkville upon not less than 65 days’ prior notice to the Company. The issuance of Ordinary Shares in connection with conversions of Preferred Shares by Yorkville could cause existing shareholders to experience substantial dilution of their interest in us. See also “Item 1A. Risk Factors—Risks Related to Our Securities—Future offerings of debt or equity securities by us could adversely affect the market price of our Ordinary Shares, and future issuances of equity securities could lead to a substantial dilution of our shareholders”.

As a result of the Debt Conversion and issuance of the Preferred Shares, Yorkville has acquired a large ownership stake in the Company. Furthermore, if Yorkville and SVSE enter into the Call Option Agreement (as defined herein), as currently intended, the Call Option (as defined herein) granted by SVSE to Yorkville would enable Yorkville to acquire an even larger ownership stake in the Company. Under the Call Option Agreement, if executed, Yorkville would have the ability, at its discretion, to purchase all of the Ordinary Shares and High Voting Shares held by SVSE in one or more transactions prior to the Expiration Time (as defined herein), provided that Yorkville may not exercise the Call Option if, after giving effect to such exercise, Yorkville and any of its affiliates would beneficially own more than 4.99% of (i) the number of High Voting Shares outstanding, (ii) the number of Ordinary Shares outstanding, or (iii) the voting power of the total capital of the Company (including due to the voting rights of the High Voting Shares). Such ownership limitations may be waived by Yorkville upon not less than 65 days’ prior notice to the Company. Any increase in Yorkville’s ownership stake in the Company, whether through the issuance of the Preferred Shares and/or any exercise(s) of the Call Option, would further reduce the ability of holders of our Ordinary Shares to influence corporate matters.

Future offerings of debt or equity securities by us could adversely affect the market price of our Ordinary Shares, and future issuances of equity securities could lead to a substantial dilution of our shareholders.

We will require significant additional capital in the future to finance our business operations and growth. For example, we will require additional funding to expand our commercial operations, and we may seek to offer new equity and/or debt in the future for such funding. The Company may seek to raise such capital through the issuance of additional equity or debt securities with conversion rights (e.g., convertible bonds and option rights) or preferred equity (e.g., preference finance shares). An issuance of additional equity, including the issuance of Ordinary Shares in connection with conversions of our Preferred Shares by Yorkville, or debt securities with conversion rights could potentially reduce the market price of our Ordinary Shares, and the Company currently cannot predict the amounts and terms of such future offerings. We expect such funding to be in the form of, or at least include, additional equity and/or debt fundraising, which will dilute existing shareholders.

If such offerings of equity or debt securities with conversion rights are made without granting preemptive rights to our existing shareholders, these offerings would dilute the economic and voting rights of our existing shareholders. Preemptive rights may be restricted or excluded by a resolution of the general meeting or by another corporate body designated by the general meeting. Our supervisory board has been authorized for a period of 18 months following the date of our 2025 annual general meeting which took place on August 13, 2025, or until the next annual general meeting of shareholders (whichever comes first) to issue 105,711,643 shares of our Ordinary Shares and/or grant rights to subscribe for 105,711,643 shares of our Ordinary Shares and to limit or exclude preemptive rights in connection therewith and to issue additional High Voting Shares and/or grant rights to subscribe for such additional High Voting Shares for any legal purpose up to a maximum of 13,400 High Voting Shares and to limit or exclude preemptive rights in connection therewith. All of the foregoing could cause existing shareholders to experience substantial dilution of their interest in us.

In addition, dilution may also arise from (i) the acquisition or investments in companies in exchange, fully or in part, for newly issued Ordinary Shares or High Voting Shares, (ii) conversions by Yorkville of the Preferred Shares and the 2026 Convertible Debentures and the exercise, from time to time, by Yorkville of the Pre-Funded Warrant, (iii) stock options or conversion rights granted to our business partners or our customers as well as from the exercise of stock options or conversion rights granted to our employees in the context of existing or future stock option programs or (iv) the issuance of Ordinary Shares to employees in the context of existing or future employee participation programs.

Any future issuance of Ordinary Shares, High Voting Shares or Preferred Shares could reduce the market price of our Ordinary Shares and dilute the holdings of existing shareholders.

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

In the event of an issuance of Ordinary Shares, subject to certain exceptions, each shareholder will have a pro rata preemptive right in proportion to the aggregate nominal value of the Ordinary Shares held by such holder. These preemptive rights may be restricted or excluded by a resolution of the general meeting or by another corporate body designated by the general meeting. Our Supervisory Board has been authorized for a period of 18 months following the date of our 2025 annual meeting or until the next annual general meeting of shareholders (whichever comes first) to issue 105,711,643 shares or grant rights to subscribe for 105,711,643 Ordinary Shares and to limit or exclude preemptive rights in connection therewith and to issue additional High Voting Shares and/or grant rights to subscribe for such additional High Voting Shares for any legal purpose up to a maximum of 13,400 High Voting Shares and to limit or exclude preemptive rights in connection therewith. All of the foregoing could cause existing shareholders to experience substantial dilution of their interest in us.

In addition, dilution may also arise from, among other things, (i) the acquisition or investments in companies in exchange, fully or in part, for newly issued Ordinary Shares or High Voting Shares, if issued, (ii) stock options or conversion rights granted to our business partners or our customers as well as from the exercise of stock options or conversion rights granted to our employees in the context of existing or future stock option programs or (iii) the issuance of Ordinary Shares to employees in the context of existing or future employee participation programs.

Furthermore, future conversions of the Preferred Shares to Ordinary Shares could result in substantial dilution to existing shareholders. For more information about the Preferred Shares and the terms of, and limitations on, their conversion, see “Risk Factors—Risks Related to Our Securities—Our multiple-class share structure with different voting rights will limit your ability as a holder of Ordinary Shares to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Ordinary Shares may view as beneficial.” For additional risks related to dilution, see “Risk Factors—Risks Related to Our Securities—Future offerings of debt or equity securities by us could adversely affect the market price of our Ordinary Shares, and future issuances of equity securities could lead to a substantial dilution of our shareholders.”

We do not expect to pay any dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund our operations as well as the growth of our business. Accordingly, we currently do not intend to pay any dividends to holders of our shares. As a result, capital appreciation in the price of our Ordinary Shares, if any, will be your only source of gain on an investment in our Ordinary Shares.

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

We are required to comply with Sections 302 and 906 of the Sarbanes-Oxley Act. In addition, pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting annually. While we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm pursuant to Section 404(b). We expect that we will cease to be an emerging growth company on December 31, 2026 (the last day of the fiscal year in which the fifth anniversary of the completion of our IPO occurs), at which time we will become subject to additional requirements applicable to non-emerging growth company issuers; however, so long as we continue to qualify as a non-accelerated filer and a smaller reporting company, we will remain exempt from the auditor attestation requirement under Section 404(b). Loss of emerging growth company status, if it were to occur, would increase some of our compliance obligations and costs, but would not, by itself, subject us to Section 404(b) so long as we remain a non-accelerated filer and smaller reporting company.

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

●	the High Voting Shares and the Preferred Shares, are not listed;

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and reduced executive compensation disclosure. As a result, our shareholders may not have access to certain information that they may deem important. We expect that we will cease to be an emerging growth company on December 31, 2026 (the last day of the fiscal year in which the fifth anniversary of the completion of our IPO occurs), although circumstances could cause us to lose that status earlier, including if our total annual gross revenue exceeds $1.235 billion, if we issue more than $1.00 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the end of any second quarter before that time.

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

As of December 31, 2025, there were net operating loss carryforwards of the Subsidiary for German corporate tax purposes of €39.0 million and for German trade tax purposes of €38.0 million available. The contribution of 100% of the Subsidiary’s shares into the Company was qualified as an ownership change within the meaning of Section 8c of the KStG and Section 10a of the GewStG. Furthermore, the termination of the Sion passenger car program in February 2023 was considered a harmful event within the meaning of Section 8d, paragraph 2 of the KStG. As a result, the available tax loss carryforwards of the Subsidiary would generally expire in full. However, the net operating loss carryforwards would not be forfeited to the extent that the Subsidiary has built-in gains in its assets that are fully taxable in Germany. The built-in gains are determined by comparing the fair market value of the respective entity with the entity’s tax book equity. The built-in gains as of December 31, 2025 have not yet been determined. Therefore, it is currently unclear whether all tax losses can still be carried forward.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, which as such term is defined in Item 106 of Regulation S-K refers to any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Following the pivot of our business model, we intend to take appropriate and reasonable steps to implement cybersecurity risk management processes and integrate such processes into our overall business.

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

In addition, in February 2024 we signed a lease for a 900-square foot property at 10101 Lantana Rd., Suite N, Lake Worth, Florida 33449 for use as an office space. The lease was for a fixed term of one year until February 28, 2025 and it automatically renewed for  one year. Pursuant to the terms of the agreement, the Company gave 90 days’ notice in September 2025 and the agreement terminated on December 31, 2025.

Item 3. Legal Proceedings.

From time to time, we have been and may again become involved in various claims and legal proceedings that arise in the ordinary course of our business. We are currently not a party to any material legal proceedings.

Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Ordinary Shares

Our Ordinary Shares are listed on the Nasdaq Stock Market LLC, and commenced trading on the Nasdaq Capital Market under the symbol “SSM” on September 5, 2025. From November 17, 2021 through February 25, 2024, our Ordinary Shares were listed on the Nasdaq Global Market under the symbol “SEV.” On July 21, 2023, trading of our Ordinary Shares on the Nasdaq Global Market was suspended. On December 11, 2023, we received a decision of the Panel advising us that the Panel had determined to delist the Ordinary Shares from the Nasdaq Global Market. Nasdaq filed a Form 25 Notification of Delisting with the SEC on February 15, 2023 to complete the delisting. On July 2, 2024 our Ordinary Shares commenced quoting on OTCQB under the ticker symbol “SEVCF” and continued to be quoted on OTCQB until September 5, 2025 when our Ordinary Shares commenced trading on the Nasdaq Capital Market as described above.

Record Holders

As of March 25, 2026, there were 15 holders of record of our Ordinary Shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”), one holder of record of our High Voting Shares and one holder of record of our Preferred Shares. Ordinary Shares that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one shareholder.

Dividends

To date, we have not paid any dividends on our shares, and we do not anticipate paying any cash dividends on our shares in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. As a Dutch entity and under Dutch law, we may only pay dividends to the extent our shareholders’ equity (eigen vermogen) exceeds the sum of the paid-in and called-up share capital plus the reserves required to be maintained by Dutch law or by our articles of association and (if it concerns a distribution of profits) after adoption of the annual accounts by the general meeting from which it appears that such dividend distribution is allowed. Subject to such restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of our management board with the approval of our supervisory board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our management board and supervisory board deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this Annual Report for information relating to securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

Please refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC for information regarding our sales of unregistered securities during the fiscal year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025, and no repurchases were made on our behalf by any affiliated purchaser.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, as well as assumptions, that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and in other parts of this Annual Report.

Overview

For the year ended December 31, 2025, we were a technology company focused on the development and commercialization of solar integration solutions for commercial vehicles. Our proprietary solar charge controller (MCU) technology enabled the seamless integration of solar energy into high- and low-voltage vehicle architectures, reducing fuel consumption and emissions for diesel-powered vehicles and extending battery life for electric vehicles. Subsequent to December 31, 2025, the Company adopted the Treasury Strategy and initiated an exit from its legacy solar operations.

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

Historically, we have incurred operating losses since our inception; however, in 2024, we recorded an operating profit due to the impact of revaluation gains following the reconsolidation of Sono Motors GmbH after the termination of the Self-Administration Proceedings in early 2024. This one-time accounting impact significantly influenced our reported net income for the year ended December 31, 2024. In 2025, we recorded an operating loss of €7.7 million, although our net income for the same period was positive and amounted to €4.0 million, primarily due to recorded gains in the fair value of convertible debentures carried at fair value.

Subsequent to December 31, 2025, we implemented a series of actions that we believe fundamentally alter our cost structure and liquidity profile on a going-forward basis. In March 2026, we raised gross proceeds of approximately $5.0 million, consisting of a $3.0 million convertible debenture and a pre-funded warrant issued in a private placement for aggregate proceeds of approximately $2.0 million, adopted our Treasury Strategy and entered into an institutional framework with Blockchain.com (BVI) II Limited in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex, to facilitate related derivative and hedging transactions in connection with our digital asset holdings, and terminated current and future funding commitments to the Subsidiary (Sono Motors GmbH) and initiated our exit from the legacy solar operations conducted through the Subsidiary, which is expected to materially reduce the Company’s ongoing cash outflows. Management believes these actions, taken together, may provide sufficient resources to fund our streamlined operating plan for at least twelve months from the date the financial statements are issued. However, our ability to maintain adequate liquidity remains subject to significant uncertainties, including the price volatility and liquidity characteristics of digital assets, the potential collateral requirements under our Treasury Strategy, the timing and costs associated with exiting our legacy solar operations, which we are currently unable to estimate, and the maturity of our outstanding convertible debenture in March 2027. See “Liquidity Outlook and Ability to Continue as a Going Concern” below.

As of December 31, 2025, we operated as a single business segment, managing our financing, research and development and product commercialization on a consolidated basis. Our financial results reflect a transition from pre-revenue technology development to commercial-scale implementation, and we expect continued volatility as we scale operations.

Subsequent to December 31, 2025, we determined in the first quarter of fiscal 2026 to adopt the Treasury Strategy and exit our legacy solar business, as described above. See “—Recent Developments” below for additional information.

Components of our Results of Operations

Revenue

Historically, our revenue has been derived primarily from prototype sales and pilot installations of our solar retrofit solutions, including the Solar Bus Kit, across commercial vehicle categories such as buses, trucks, refrigerated trailers and electric vans. We have not generated material revenue from our solar technology solutions to date, and revenue for the year ended December 31, 2025 remained limited, reflecting the early-stage nature of our commercial deployments.

Subsequent to December 31, 2025, following our adoption of the Treasury Strategy and the initiation of our exit from legacy solar operations, we do not expect to generate revenue from solar technology activities in future periods. Going forward, the Company's financial performance will depend principally on the cash flows generated through the Treasury Strategy rather than product or service revenues.

Cost of Sales

For the year ended December 31, 2025, we incurred limited cost of sales, reflecting the limited initial revenue generation from prototype projects and early-stage product deployments. Our cost of sales consisted  mostly of material costs and personnel expenses. Subsequent to December 31, 2025, following our adoption of the Treasury Strategy and the initiation of our exit from legacy solar operations, we do not expect to incur any cost of sales in future periods.

Research and Development Expenses

We did not record research expenses in prior years, as we did not engage in fundamental research activities. Our development expenses primarily consist of (i) personnel expenses for our development team, including salaries, bonuses and related share-based compensation, (ii) costs associated with prototype development and solar integration, (iii) professional services and (iv) other expenses. Development costs are expensed as incurred, as the recognition criteria for capitalization have not been met. In 2025, research and development expenses increased, reflecting our technology optimization efforts as well as efforts directed on establishing long-term partnerships and collaborations with OEMs. Subsequent to December 31, 2025, following our adoption of the Treasury Strategy and the initiation of our exit from legacy solar operations, we do not expect to incur any research and development expenses in future periods

Selling and Distribution Expenses

We recognize selling and distribution expenses on an accrual basis when incurred. These expenses primarily include personnel expenses associated with our sales and business development functions, advertising and marketing costs incurred in connection with promoting our solar technology solutions and establishing new commercial partnerships, and other selling-related costs. Subsequent to December 31, 2025, following our adoption of the Treasury Strategy and the initiation of our exit from legacy solar operations, we anticipate selling and distribution expenses to decrease significantly in future periods as commercial activities associated with our solar technology business are wound down.

General and Administrative Expenses

We recognize general and administrative expenses on an accrual basis when incurred. These expenses primarily include professional fees (comprising consultant, legal, audit and compliance costs), personnel costs, insurance, software fees and subscriptions, and other general overhead costs. As a public company listed on the Nasdaq Capital Market, we also incur ongoing costs related to regulatory compliance, financial reporting, investor relations and corporate governance. We anticipate general and administrative expenses to continue to reflect the costs associated with maintaining our public company infrastructure and supporting our broader operational and strategic objectives.

Other Operating Income/Expenses

Other operating income primarily includes government grants and any non-recurring income. Other operating expenses mainly consist of foreign exchange losses from currency conversions and other non-operating costs. These items may vary from period to period depending on external factors such as exchange rate fluctuations and grant allocations.

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

While this gain had a significant positive effect on our reported 2024 operating results, it does not reflect ongoing business operations or recurring profitability. We expect that our future financial performance will depend principally on the cash flows generated through the Treasury Strategy. In line with these expectations there was no gain from reconsolidation recorded for the fiscal year ended December 31, 2025.

Interest and Similar Expenses

Interest expenses primarily consist of costs associated with interest-bearing liabilities, including convertible debentures and other financing instruments used to support our operations. These expenses reflect the cost of capital required to fund our business activities and ongoing development efforts.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	For the year ended December 31,
	2025	2024	Change
	(in € thousands)
Revenue	149	0	149
Cost of sales	(92)	(0)	(92)
Gross margin	57	0	57
Operating expenses
Selling and distribution expenses	(877)	(678)	(199)
General and administrative expenses	(5,073)	(4,648)	(425)
Research and development	(1,817)	(1,118)	(698)
Gain on reconsolidation	-	62,554	(62,554)
Other operating income	13	398	(385)
Operating (loss) / income	(7,697)	56,508	(64,205)
Other income / (expense)

Income from changes in fair value of convertible debt carried at fair value	11,108	8,923	2,185
Gain / (loss) on foreign currency translation	604	(405)	1,009
Net income	4,015	65,026	(61,011)

Revenue

For the year ended December 31, 2025, we recorded €149 thousand of revenue, while for the year ended December 31, 2024, we recorded no revenue. Our focus during these periods was on refining our solar technology, obtaining regulatory approvals and securing strategic partnerships. While we have successfully developed and tested our ViPV solutions and solar charge controllers, commercial-scale adoption and revenue generation are expected to develop and evolve in future periods as we transition from pilot projects to broader market deployment.

Cost of Sales

For the year ended December 31, 2025, we recorded cost of sales in the amount of €92 thousand. For the year ended December 31, 2024, we recorded no cost of sales, as we did not generate revenue during this period.

Research and Development Expenses

For the year ended December 31, 2025, cost of development expenses increased to approximately €1,817 thousand from €1,118 thousand for the year ended December 31, 2024, representing a growth of 63%. The increase primarily reflects our technology optimization efforts, efforts directed on establishing long-term partnerships and collaborations with OEMs, as well as specific improvements and refinements to our solar technology.

Selling and Distribution Expenses

For the year ended December 31, 2025, Selling and Distribution expenses amounted to €877 thousand, compared to €678 thousand for the year ended December 31, 2024, representing a growth of 29%. The increase is primarily attributable to higher personnel expenses of €128 thousand, reflecting the expansion of our commercialization efforts, as well as an increase in advertising and marketing costs of €53 thousand driven by our expanded efforts to establish new partnerships and pursue new project opportunities.

General, and Administrative Expenses (G&A)

For the year ended December 31, 2025, G&A expenses totaled approximately €5,073 thousand, compared to €4,648 thousand for the year ended December 31, 2024, representing an increase of 9%. The increase was primarily driven by a growth in professional fees and software fees and subscriptions.

The largest components of G&A expenses in 2025 were payroll and social contributions, and legal, audit and other advisory services, similar to our 2024 G&A expenses structure.

Other Operating Income/Expenses

For the year ended December 31, 2025, other operating income and other operating expenses resulted in a net balance of approximately €13 thousand. For the year ended December 31, 2024, other operating income and expenses resulted in a net balance of approximately €398 thousand. The decrease of approximately €385 thousand, or 97%, was primarily attributable to a significant reduction in government grants recognized during 2025 compared to 2024, which had been a principal contributor to other operating income in the prior year.

Gain (Loss) on reconsolidation

For the year ended December 31, 2025, there was no gain or loss recorded in connection with the reconsolidation of the Subsidiary, since the reconsolidation was finalized in 2024.

For the year ended December 31, 2024, we recognized a gain of approximately €62.6 million in connection with the reconsolidation of the Subsidiary following its exit from its Self-Administration Proceedings. This gain primarily reflected the extinguishment of certain liabilities and the re-recognition of net assets upon regaining control of the Subsidiary.

Income from changes in fair value of convertible notes payable carried at fair value

For the year ended December 31, 2025, we recorded a gain of approximately €11,108 thousand from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

For the year ended December 31, 2024, we recognized a gain of approximately €8,923 thousand from the fair value measurement of financial liabilities. This gain primarily relates to the revaluation of convertible debentures issued in connection with our financing arrangements, which are accounted for at fair value through profit or loss under U.S. GAAP.

Gain (Loss) on Foreign Currency Translation

For the year ended December 31, 2025, we recorded a foreign currency translation gain of approximately €604 thousand, primarily resulting from favorable exchange rate movements impacting Euro-denominated balances. We recognized a foreign currency translation loss of approximately €405 thousand for the year ended December 31, 2024.

Net Income

For the year ended December 31, 2025, we reported net income of €4,015 thousand, marking a significant decrease from the net income of €65,026 thousand recorded for the year ended December 31, 2024. While net income for the year ended December 31, 2024 was driven by the gain from the consolidation of the Subsidiary as well as by the income from changes in fair value of convertible debt carried at fair value, in the year ended December 31, 2025 we recorded no gains on reconsolidation and the net income for this period is attributed mostly to the income from changes in fair value of convertible debt carried at fair value.

For the year ended December 31, 2025, we reported an operating loss of €7,697 thousand, reflecting the early-stage nature of our business and investments in technology development, commercialization and operational scaling.

Looking ahead, subsequent to December 31, 2025, the Company adopted the Treasury Strategy and initiated an exit from its legacy solar operations. As a result, we anticipate that future operating losses will be materially reduced compared to historical periods, as the primary source of our historical cash consumption has been eliminated. Our long-term financial performance will depend on the successful implementation of the Treasury Strategy, the cash flows generated through our digital asset holdings, and efficient management of our streamlined holding company cost structure. There can be no assurance that the Treasury Strategy will generate the anticipated returns or that additional financing will not be required. See "Liquidity Outlook and Ability to Continue as a Going Concern" below and “Note 16 Subsequent Events” for additional information..

Liquidity and Capital Resources

As of December 31, 2025, our cash was €206 thousand, compared to €1,354 thousand as of December 31, 2024. Cash consists of cash in bank accounts.

We have not generated material revenue from operations and we continue to incur operating expenses related to our holding company overhead and public company compliance costs. Following the adoption of the Treasury Strategy and the cessation of funding to the Subsidiary (Sono Motors GmbH) in the first quarter of 2026, our liquidity position is principally dependent on the performance of our digital asset holdings and the cash flows generated through the Treasury Strategy, supplemented as necessary by external financing, including equity and equity-linked financings and debt instruments.

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

●	The 2022 Debentures issued to Yorkville pursuant to the securities purchase agreement in December 2022 and subsequent issuances in 2024 and 2025.

○

On December 7, 2022, the Company entered into a securities purchase agreement with Yorkville under which the Company agreed to sell and issue to Yorkville the 2022 Debentures in a gross aggregate principal amount of up to $31.1 million (€29.4 million).

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

○

On December 30, 2024, the Company and Yorkville also entered into the Exchange Agreement, pursuant to which the Company agreed to issue, subject to the satisfaction of certain closing conditions, 1,242 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, which at that time included the 2022 Debentures, the 2024 Debentures and the New Commitment Debenture (if issued).

○

On February 12, 2025, the Company and Yorkville entered into the First Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the First Debenture.

○

On March 25, 2025, the Company and Yorkville entered into the Third Omnibus Amendment, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of the Second Debenture.

○

On April 24, 2025, the Company and Yorkville entered into the Fourth Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $500,000 in the form of the Third Debenture.

○

On May 26, 2025, the Company and Yorkville entered into the Fifth Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $750,000 in the form of the Fourth Debenture.

○

On August 6, 2025, the Company and Yorkville entered into the Eighth Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $190,000 in the form of the Fifth Debenture.

○

On August 15, 2025, the Company and Yorkville entered into the Ninth Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of EUR300,000 ($350,540 at conversion rate of 1.1685) in the form of the Sixth Debenture.

○

On September 5, 2025, the Company and Yorkville entered into the Tenth Omnibus Amendment to Transaction Documents, pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, (1) increase the aggregate principal amount of the Debenture by an additional $2,200,000 for a total of $7,200,000, and (2) provide for an immediate advance by Yorkville to the Company of $3,409,460, which comprises of the remaining $1,209,460 of the original $5,000,000 commitment and the entirety of the additional $2,200,000 commitment, in the form of the Seventh Debenture.

Subsequent to the fiscal year ended December 31, 2025:

○	On January 26, 2026, the Company issued the Debenture SEV-8 to Yorkville in the aggregate principal amount of $600,000.

○	On February 19, 2026, the Company issued the Debenture SEV-9 to Yorkville in the aggregate principal amount of $750,000.

○	On March 10, 2026, the Company issued a pre-funded warrant to Yorkville to purchase up to 283,367 Ordinary Shares at an exercise price of €0.01 per share, for aggregate gross proceeds of approximately $2,000,004.29.

○	On March 10, 2026, the Company issued a convertible debenture to Yorkville in the aggregate principal amount of $3,000,000, maturing on March 10, 2027 (“Debenture SEV-10”).

●	Limited grant funding from government and public research institutions, supporting the development of our proprietary solar technology.

●	Limited revenues from sale of prototypes, our solar products and services.

Our cash outflows have primarily been driven by:

●	Research and development expenditures, including product testing, solar module validation and MCU development.

●	General and administrative costs, such as payroll, legal and advisory services and public company compliance costs.

●	Investment in commercialization efforts, including OEM partnerships and vehicle integration projects.

Liquidity Outlook and Ability to Continue as a Going Concern

The Company has incurred recurring operating losses and negative cash flows from operations since inception, primarily attributable to the operations of its solar technology subsidiary, Sono Motors GmbH. For the year ended December 31, 2025, the Company recorded a net operating loss of €7.7 million and negative operating cash flows of €7.3 million, and as of December 31, 2025 had an accumulated deficit of €317.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2025, the Company has implemented a series of actions intended to improve liquidity and reduce ongoing cash requirements. These actions, which are more fully described in “Item 17 – Subsequent Events” of Part II, Item 8 of this Annual Report, included: (i) raising gross proceeds of approximately $5.0 million in March 2026, consisting of a $3.0 million convertible debenture and a pre-funded warrant issued in a private placement for aggregate proceeds of approximately $2.0 million; (ii) adopting the Treasury Strategy, and entering into an institutional framework with Blockchain.com (BVI) II Limited in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex, to facilitate related derivative and hedging transactions in connection with the Company’s digital asset holdings; and (iii) terminating current and future funding commitments to the Subsidiary (Sono Motors GmbH) and initiating our exit from the legacy solar operations conducted through the Subsidiary, which is expected to materially reduce the Company’s ongoing cash outflows. Management believes that these actions, taken together, may provide sufficient resources to fund the Company’s streamlined operating plan under the Treasury Strategy, consisting principally of holding company overhead and public company compliance costs, for at least twelve months from the date the financial statements are issued.

However, the Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including, among other things, the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy, the timing and costs associated with exiting the legacy solar operations (which the Company is currently unable to estimate), and that the Company’s outstanding convertible debenture issued to Yorkville in the first quarter of fiscal 2026 will reach maturity in March 2027, which may require us to negotiate a refinancing or conversion of the debenture prior to or at maturity.

See “Note 16 – Subsequent Events” in Part II, Item 8 of this Annual Report for information regarding our financing arrangements with Yorkville subsequent to the fiscal year ended December 31, 2025.

Cash Flows

The table below summarizes our cash flows provided by / (used in) operating, investing and financing activities for the years ended December 31, 2025 and 2024.

	For the year ended December 31,
	2025	2024
	(in € thousands)
Cash provided by / (used in):
Operating activities	(7,254)	(14,330)
Investing activities	–	1,225
Financing activities	6,078	7,000
Effects of currency translation on cash and cash equivalents	28	47
Net change in cash	(1,148)	(6,105)
Cash and cash equivalents at the beginning of the period	1,354	7,412
Cash at end of the period	206	1,354

Net cash used in operating activities

Net cash used in operating activities decreased from €14,284 thousand in the year ended December 31, 2024 to €7,254 thousand in the year ended December 31, 2025. The decrease was primarily driven by lower cash outflows related to changes in working capital.

Net cash used in investing activities

We had no investing activities during the year ended December 31, 2025. Net cash provided by investing activities was €1,226 thousand in the year December 31, 2024, primarily attributable to the reconsolidation of the Subsidiary cash balance.

Net cash from (used in) financing activities

Net cash provided by financing activities was €6,078 thousand in the year ended December 31, 2025, resulting primarily from proceeds received in connection with the issuance of convertible notes. For the year ended December 31, 2024, net cash provided by financing activities was €7,000 thousand, resulting from proceeds received in connection with the issuance of convertible notes.

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

Our most critical accounting estimate is our fair value assessments of financial instruments. Changes in these estimates and assumptions could materially affect our reported results. For instance, a change in the estimated fair value of financial instruments could result in significant variations in net income.

See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for a summary of significant accounting policies and the effect on our consolidated financial statements.

Recent Developments

Digital Asset Treasury Strategy

In the first quarter of fiscal 2026, we adopted and approved a digital asset treasury strategy and digital asset treasury policy and the purchase by the Company of Bitcoin and other digital assets in connection therewith (the “Treasury Strategy”). Under the Treasury Strategy, the principal holding in the Company’s treasury reserve on its balance sheet will be allocated to digital assets, principally Bitcoin, by applying a covered-call yield strategy. The Company may use available liquidity, including proceeds from previously disclosed financing arrangements, to purchase Bitcoin and other digital assets, subject to applicable law and public disclosure requirements. The Company intends to solicit the ratification by its shareholders of the engagement by the Company in the Treasury Strategy, as previously disclosed.

Exit from Sono Motors GmbH

On March 14, 2026, our supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary, with immediate effect. The Company’s decision was driven by the Subsidiary’s historical lack of profitability, which has resulted in the Company having to continuously provide funding to the Subsidiary, and thus incur losses, and a determination by the supervisory board that there was not a clear path for the Subsidiary to achieve profitability in a reasonably desirable timeframe and thus, avoid future losses by the Company. This decision was made in conjunction with the decision on March 14, 2026 by our management board, with the approval of the supervisory board, to adopt the Treasury Strategy, as previously announced. The Treasury Strategy is projected to generate cash flow for the Company in the first year of its execution. The Company is also exploring other strategic alternatives to maximize shareholder value.

The Company is currently unable to make a good faith estimate of the total costs and charges, if any, that may be incurred in connection with the cessation of funding to the Subsidiary and the exit from the Company’s legacy solar business. The determination of any such costs is subject to significant uncertainties, including, among other things, the timing, scope and manner of any actions undertaken with respect to the Subsidiary following the cessation of funding, as well as the extent of any obligations of the Company in connection therewith. Potential costs, if any, may include legal, advisory and other professional fees and expenses associated with activities relating to the Subsidiary. Any such costs and expenditures, if incurred, are expected to be reduced by cash flow to the Company from the Treasury Strategy.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2025.

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

In light of the Companies’ successful emergence from their respective Self-Administration Proceedings and the restructuring/recapitalization of our businesses, we are currently planning measures to remedy such material weaknesses. Beginning January 1, 2025, the planned remedial measures began with the hiring of additional accounting staff and the appointment of a new chief financial offer who possess the requisite skills to address technical accounting and reporting issues and implement processes that include taking steps to improve our controls and procedures. We continue to devote attention to remediating the aforementioned deficiencies and specifically have incorporated automated and software-based accounting tools, engage third parties to support our internal resources related to accounting and internal controls, implement ongoing internal training for our accounting and finance teams and continue to invest in our finance IT systems. However, as of December 31, 2025, we are still in the process of remediating the previously identified material weaknesses.

Based upon the above evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the presence of multiple material weaknesses as described above. Notwithstanding these material weaknesses, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm because, as an “emerging growth company”, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and (c) of Regulation S-K).

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

Name	Positions and Offices Held	Term Served	Year in which Term Expires	Age
David Dodge	Supervisory Board Member	2024 - Present	2026	51
Christopher Schreiber	Supervisory Board Member	2024 - Present	2026	61
Owen May	Supervisory Board Member	2024 - Present	2026	67

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

Name	Positions and Offices Held	Term Served	Year in which Term Expires	Age
Kevin J. McGurn (1)	Chief Executive Officer	2025 - Present	N/A	53
Martin Scott Calhoun	Chief Financial Officer	2024 - Present	N/A(2)	61

(1)

Mr. McGurn was nominated by the Company’s supervisory board to serve as Chief Executive Officer, effective September 9, 2025, after our previous CEO, George G. O’Leary, voluntarily provided his notice of resignation as Chief Executive Officer, effective September 9, 2025. Mr. O’Leary remained the Company’s sole statutory managing director (sole member of the management board) through December 31, 2025. Accordingly, following Mr. O’Leary’s resignation as statutory managing director effective December 31, 2025, and pursuant to Article 17.4 of the Company’s articles of association, the supervisory board temporarily designated Mr. McGurn to be charged with the management of the Company until a general meeting of shareholders can formally appoint him as a managing director.

(2)	On December 30, 2024, Mr. Calhoun was appointed the Chief Financial Officer of the Company on a preliminary basis, subject to termination by either party upon 30 days’ prior notice.

Kevin John McGurn has served as the Chief Executive Officer of the Company on a full-time basis since September 9, 2025. He has over 25 years of leadership experience across media, streaming, advertising technology and revenue operations. Prior to joining the Company, Mr. McGurn founded McGurn Advisors, LLC in November 2024, where he has served as an executive advisor and consultant to media and technology companies on revenue strategy, business optimization and M&A-related initiatives. From October 2023 to November 2024, Mr. McGurn served as Vice President, Head of Sales, Marketing & Distribution at T-Mobile USA, where he led advertising solutions revenue initiatives and supported diligence on acquisitions in the programmatic advertising space. From 2017 to 2023, Mr. McGurn served as President, Sales & Distribution (Chief Sales Officer) of Vevo, LLC, where he led the company’s sales, distribution and commercial transformation across multiple geographies. Previously, he held senior revenue leadership roles including Head of Sales at Fullscreen & Otter Media (2015–2017), Global Chief Revenue Officer at Shazam (2013–2014), and Senior Vice President, Advertising Sales at Hulu (2007–2013), where he was part of the early team that built Hulu’s advertising business. Earlier in his career, Mr. McGurn also held advertising sales leadership roles at NBC Universal and other digital advertising companies. Mr. McGurn holds a B.A. in History from Ohio Wesleyan University.

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

Corporate Governance

Director Independence

Each of the members of our supervisory board, consisting of David Dodge, Christopher Schreiber and Owen May, is an “independent director” for purposes of the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act, as the term relates to membership on the supervisory board and the various committees of the supervisory board, and which is defined generally as a person other than an executive officer or employee of Sono N.V. or the Subsidiary or any other individual having a relationship, which, in the opinion of our supervisory board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

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

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all supervisory board members, officers, employees and certain other persons, as well as to the Company and the Subsidiary. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable Nasdaq Capital Market standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of the Company’s insider trading policy is attached as Exhibit 19.1 to this Annual Report.

Number and Terms of Office of Officers and Directors

As of the date of this Annual Report, (i) the supervisory board is comprised of three supervisory directors, all of whom are non-employee directors and are independent and (ii) the management board is comprised of one managing director.

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

Our management board members and supervisory board members are appointed by the general meeting on the basis of a binding nomination prepared by our supervisory board which can only be overruled by a two-thirds majority of votes cast representing more than half of our issued share capital. Our management board members and supervisory board members may only be dismissed by the general meeting by a two-thirds majority of votes cast representing more than half of our issued share capital (unless the dismissal is proposed by the supervisory board, in which case a simple majority of the votes cast would be sufficient). Members of the management board can be dismissed or suspended by the supervisory board at any time.

Supervisory Board Committees

The committees of the supervisory board consist of an audit committee, a compensation committee, and a nomination and corporate governance committee, each of which has the composition and the responsibilities described below.

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

Each member of the audit committee is an “independent director” as defined in the Nasdaq Listing Rules and meets the independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act. The supervisory board has determined that each member of the audit committee is financially literate in accordance with the Nasdaq Listing Rules and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The supervisory board has also determined that at least one member of the audit committee has past employment experience in finance or accounting, and that Mr. Dodge qualifies as an “audit committee financial expert,” as such term is defined in the rules of the SEC. A copy of the Company’s audit committee charter is posted on the “Investor Relations” section of our website at https://ir.sonomotors.com/.

Compensation Committee

The compensation committee currently consists of the entire supervisory board, with Mr. Schreiber serving as chairperson. The compensation committee assists the supervisory board in, among other things:

●

reviewing and evaluating our compensation policy and benefits policies generally, including the review and recommendation of incentive-compensation and equity-based plans, as well as the compensation of our Chief Executive Officer and other executive officers;

●	submitting proposals to the supervisory board concerning changes to our compensation policy, as relevant;

●

submitting proposals to the supervisory board concerning the compensation of our executive officers and managing directors, at least covering: (i) the compensation structure; (ii) the amount of the fixed and variable compensation components; (iii) the applicable performance criteria; (iv) the scenario analyses that have been carried out; and (v) the pay ratios within our peer group;

●	submitting proposals to the supervisory board concerning the compensation of individual members of the supervisory board;

●	the review and assessment of risks arising from our compensation policies and practices and whether any such risks are reasonably likely to have a material adverse effect on us;

●	the preparation of Sono N.V.’s compensation report for the supervisory board; and

●	the preparation of the compensation committee’s report required by SEC rules or the rules of any other regulatory body.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC. A copy of Sono N.V.’s current compensation committee charter is posted on the “Investor Relations” section of our website at https://ir.sonomotors.com/.

Nomination and Corporate Governance Committee

The nomination and corporate governance committee currently consists of the entire supervisory board, with Mr. Schreiber serving as chairperson. The nomination and corporate governance committee assists the supervisory board in, among other things:

●	drawing up selection criteria and appointment procedures for the members of the management board and the supervisory board;

●	reviewing the size and composition of the management board and the supervisory board and submitting proposals for the composition profile of the supervisory board;

●	making recommendations to the management board as to the determination of independence of members of the supervisory board;

●	reviewing the functioning of individual members of the management board and the supervisory board and reporting on such review to the supervisory board;

●	drawing up a plan for the succession of members of the management board and the supervisory board;

●	submitting proposals for (re)appointment of members of the management board and the supervisory board;

●	supervising the policy of the management board regarding the selection criteria and appointment procedures for our senior management and executive officers;

●	overseeing the self-evaluation of the management board, the supervisory board and the supervisory board’s committees to determine whether they are functioning effectively; and

●

developing the Company’s Code of Business Conduct and Ethics (“Code of Conduct”) and overseeing compliance with the Code of Conduct, including, at least annually, reviewing and reassessing the adequacy of the Code of Conduct and recommending any proposed changes to the management board.

Copies of Sono N.V.’s current nomination and corporate governance committee charter and Code of Conduct are posted on the “Investor Relations” section of our website at https://ir.sonomotors.com/.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers (collectively, the “Named Executive Officers” or “NEOs”) for the year ended December 31, 2025 are:

●	Kevin McGurn, our Chief Executive Officer;

●	Martin Scott Calhoun, our Chief Financial Officer; and

●	George O’Leary, our former Chief Executive Officer.

There were no other executive officers of the Company serving at the end of 2025.

In September 2025, our former Chief Executive Officer, George G. O’Leary, voluntarily submitted his notice of resignation as Chief Executive Officer, effective September 9, 2025. In connection with Mr. O’Leary’s resignation, the Company’s supervisory board nominated Kevin J. McGurn to serve as Chief Executive Officer, effective September 9, 2025. Mr. O’Leary remained the Company’s sole statutory managing director (and sole member of the management board) through December 31, 2025. Because, under Dutch law, managing directors of a Dutch N.V. are appointed by the general meeting of shareholders, and no general meeting was held in 2025 to formally appoint Mr. McGurn as a statutory managing director, Mr. McGurn was not formally appointed to the management board during 2025. Accordingly, following Mr. O’Leary’s resignation as statutory managing director effective December 31, 2025, and pursuant to Article 17.4 of the Company’s articles of association, the supervisory board temporarily designated Mr. McGurn to be charged with the management of the Company until a general meeting of shareholders can formally appoint him as a managing director.

The Summary Compensation Table below provides information regarding compensation awarded to, earned by or paid to our NEOs for the years ended December 31, 2025 and December 31, 2024, as applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
		($)	($)	($)	($)
Kevin McGurn	2025	125,691	–	10,500	136,191
Chief Executive Officer	2024
Martin Scott Calhoun (2)	2025	195,000	–	–	195,000
Chief Financial Officer	2024	38,850	–	–	38,850
George O’Leary (3)	2025	261,004	–	28,000	289,004
former Chief Executive Officer	2024	391,075	100,000 (4)	35,000	526,075

__________________________

(1)	All other compensation for Mr. O’Leary consists of a $35,000 healthcare allowance provided by the Company to Mr. O’Leary.
(2)

Mr. Calhoun first assumed the role of CFO on December 30, 2024. Prior to his service as CFO, beginning on October 1, 2024, Mr. Calhoun served as Controller for the Company. Mr. Calhoun’s compensation for the year ended December 31, 2024 includes compensation for his service as CFO and Controller.

(3)

Mr. O’Leary first assumed the roles of CEO and CFO on January 31, 2024, initially on a part-time basis until his full-time assumption of the roles on April 8, 2024. Mr. O’Leary, in preparation of the Company’s uplisting to the Nasdaq Capital Market, replaced himself with Mr. Calhoun as CFO on December 30, 2024. Mr. O’Leary’s compensation for the year ended December 31, 2024 includes compensation for his services as CEO and CFO.

(4)

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

Narrative to Summary Compensation Table

Our executive compensation program is designed to attract and retain high-caliber executives, incentivize performance and align management's interests with those of our shareholders. Compensation for our NEOs consists primarily of base salary or consulting fees, discretionary bonuses and other compensation, including health insurance benefits or stipends and other customary employment-related benefits.

●

Base salary / consulting fees: Fixed cash compensation based on role, experience and industry benchmarks. During 2025, Mr. O'Leary received an annual base salary of $400,000 under his service agreement through the date of his resignation on September 9, 2025. During the Interim Period commencing September 9, 2025, McGurn Advisors LLC received a consulting fee of $7,700 per week on behalf of Mr. McGurn pursuant to the Consulting Agreement, as Mr. McGurn served the Company as an independent contractor during this period.

●

Bonus: Pursuant to his service agreement, for 2024, Mr. O'Leary was eligible for a target incentive bonus of $100,000, based upon the achievement of goals agreed with the supervisory board. In January 2025, the supervisory board determined, based on our performance, a bonus payout of $100,000 for Mr. O'Leary with respect to his 2024 incentive bonus, with 65% of the bonus payout paid on February 28, 2025 and the remaining 35% paid on April 17, 2025. Mr. McGurn's eligibility for an incentive bonus is contingent upon the execution of the Service Agreement following his formal election as Managing Director at the Company's next Extraordinary General Meeting, which had not occurred as of December 31, 2025. Accordingly, Mr. McGurn was not eligible for an incentive bonus with respect to his 2025 service. None of our other NEOs were eligible for an incentive bonus for 2024 or 2025 service.

●

All other compensation: For Mr. O'Leary, all other compensation consisted of employer-paid health insurance premiums, compensation for unused vacation days and other customary employment-related benefits. For Mr. McGurn, during the Interim Period from September 9, 2025 through December 31, 2025, Mr. McGurn served as an independent contractor and was not entitled to any employee benefits. The $3,500 monthly health insurance stipend and other employment benefits are payable only upon and following Mr. McGurn's formal election as Managing Director and commencement of the Service Agreement.

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

Service Agreements

Fiscal 2025 Named Executive Officers

Kevin McGurn

On September 9, 2025, the Company entered into a Consulting Agreement with McGurn Advisors LLC and Kevin McGurn (the “Consulting Agreement”), pursuant to which Mr. McGurn provides Chief Executive Officer services to the Company as an independent contractor. The Consulting Agreement was approved by the supervisory board on September 9, 2025. During the period from September 9, 2025 through the date of Mr. McGurn’s election as Managing Director at the Company’s next Extraordinary General Meeting (the “Interim Period”), McGurn Advisors LLC receives a consulting fee of $7,700 per week, pro-rated for any partial week and payable in arrears in bi-weekly installments. During the Interim Period, Mr. McGurn serves as an independent contractor and is not entitled to any employee benefits.

The Consulting Agreement provides that, contingent upon Mr. McGurn's election and appointment as Managing Director at the Company's next Extraordinary General Meeting, the Company will enter into a service agreement with Mr. McGurn retroactive to September 9, 2025 (the "Service Agreement"). The Service Agreement will provide that Mr. McGurn is entitled to receive an annual base salary of $400,000, paid time off benefits, a taxable monthly health insurance stipend of $3,500 until the Company establishes a U.S. healthcare benefit plan, and an incentive bonus payment targeted at 25% of his base salary, with payment based upon the achievement of certain goals as agreed with and approved by the Company’s supervisory board and subject to Mr. McGurn remaining in continuous service with us through the applicable payment date.

In the event that Mr. McGurn is elected and appointed as Managing Director at the Company’s next Extraordinary General Meeting, Mr. McGurn’s Service Agreement as the Chief Executive Officer shall be for an initial term retroactive to September 9, 2025, until the end of his elected term as Managing Director, which may be extended by mutual agreement of the parties to the Consulting Agreement. Any termination of the Service Agreement, once entered into, by the Company or Mr. McGurn (other than a termination by the Company for Cause (as such term will be defined under the Service Agreement) or termination as a result of Mr. McGurn’s death or permanent disability) will require a 90-day notice period. If the Company terminates Mr. McGurn without Cause during the initial term of the Service Agreement, then, subject to Mr. McGurn’s execution and non-revocation of a separation agreement and release of claims in form and substance acceptable to the Company and Mr. McGurn's continued compliance with all post-termination obligations to the Company, the Company shall provide severance payments to Mr. McGurn equal to the base salary and 100% of the cash bonus that Mr. McGurn would have received for the remainder of the initial term, with a minimum severance payment equal to three months of his base salary if termination without Cause occurs after his ninth month of service. If the Company terminates Mr. McGurn without Cause during any extension period of the Service Agreement, then, subject to the same conditions described above, the Company shall provide severance payments to Mr. McGurn equal to three months of his base salary.

The term of the Consulting Agreement may be terminated at any time for Cause and, in the event that the Consulting Agreement is terminated for Cause during the Interim Period, Mr. McGurn will not be eligible for employment with Sono N.V. or any affiliate of Sono N.V. A termination of the Consulting Agreement for “Cause” shall mean any termination for: (A) dishonesty (including but not limited to any acts of embezzlement or misappropriation of funds, regardless of whether the embezzlement or misappropriation involves funds or assets of Sono N.V. or its affiliates (solely with respect to the Consulting Agreement, Sono N.V. and its affiliates are collectively referred to as the “Company Group”) or a third party), fraud, serious dereliction of fiduciary obligation, conviction of or plea of guilty or nolo contendere to a felony charge or any criminal act involving moral turpitude; (B) an intentional, unauthorized disclosure of confidential information belonging to the Company Group, or entrusted to the Company Group by a client, customer, or other third party; (C) reporting to Sono N.V. offices or providing any services while under the influence of drugs or alcohol (other than prescription medicine or other medically-related drugs to the extent that they are taken in accordance with their directions); (D) a material violation of any Company rule, regulation or policy; (E) any act materially adverse to the interests of the Company Group or reasonably likely to result in harm to the Company Group or to bring the Company Group into disrepute; or (F) a breach of any promise or obligation under the Consulting Agreement, including, without limitation, a refusal to substantially perform services under the Consulting Agreement. In the event that Mr. McGurn is elected as managing director of Sono N.V., his service agreement as Chief Executive Officer will provide for a substantially similar definition of “Cause.”

The Consulting Agreement provides for standard representations, warranties, covenants and indemnification provisions for an agreement of its kind. In addition, McGurn Advisors LLC and Mr. McGurn have each agreed not to solicit or attempt to solicit, directly or indirectly, any employees, consultants or other independent contractors or any business from any customer of Sono N.V. during the term of the Consulting Agreement and for a period of one year thereafter. McGurn Advisors LLC and Mr. McGurn have further represented to Sono N.V. pursuant to the Consulting Agreement that neither is obligated under any form of non-compete or non-solicitation agreement which would preclude McGurn Advisors LLC or Mr. McGurn from providing Chief Executive Officer services to Sono N.V. during or after the Interim Period. In the event that Mr. McGurn is elected and appointed as Managing Director, the Service Agreement will additionally include non-disparagement and intellectual property and assignment of inventions covenants in favor of the Company.

As of the date of this Annual Report, Mr. McGurn's election as Managing Director by the general meeting of shareholders has not yet occurred, and accordingly the Consulting Agreement and its interim compensation terms remain in effect. The Company expects to present Mr. McGurn's formal election as Managing Director for shareholder approval at the next Extraordinary General Meeting.

The foregoing description is qualified in its entirety by reference to the full text of the Consulting Agreement, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2025, and is incorporated herein by reference.

M. Scott Calhoun

We entered into a full-time service agreement with Mr. M. Scott Calhoun on December 30, 2024. This agreement entitles Mr. Calhoun to receive monthly salary payments of $16,250. Either party may terminate the service agreement by giving the other party not less than 30 days’ notice. The agreement does not provide for any severance payments in connection with the termination of Mr. Calhoun’s service.

Former Executive Officers

George O’Leary

We entered into a full-time service agreement with George O’Leary on May 8, 2024 with an initial term of one year, with extensions approved by the supervisory board. The agreement entitles Mr. O’Leary to receive an annual base salary of $400,000, paid time off benefits and a monthly health insurance stipend. The agreement also provides for an incentive bonus payment targeted at 25% of Mr. O’Leary’s base salary, with payment based upon the achievement of certain goals as agreed with and approved by the supervisory board and subject to Mr. O’Leary remaining in continuous service with us through the applicable payment date.

Either party may terminate the service agreement by giving the other party not less than 90 days’ notice; provided that the Company may terminate the agreement with immediate effect in connection with a termination for Cause (as defined in the agreement). If the Company terminates Mr. O’Leary without Cause during the initial term of the agreement, then, subject to Mr. O’Leary’s execution and non-revocation of a separation agreement and release of claims in form and substance acceptable to the Company and Mr. O’Leary’s continued compliance with all post-termination obligations to the Company, Sono N.V. shall provide severance payments to Mr. O’Leary equal to the base salary and 100% of the cash bonus that Mr. O’Leary would have received for the remainder of the initial term, with the minimum severance payment being equal to three months of his base salary. If Mr. O’Leary is terminated without Cause during any extension period of the term of the agreement, then, subject to Mr. O’Leary’s execution and non-revocation of a separation agreement and release of claims in form and substance acceptable to the Company and Mr. O’Leary’s continued compliance with all post-termination obligations to Sono N.V., the Company shall provide severance payments to Mr. O’Leary equal to three months of his base salary.

Under the agreement, Mr. O’Leary is subject to confidentiality, non-disclosure, customer non-solicitation, employee non-solicitation, non-disparagement, intellectual property and assignment of inventions covenants in favor of the Company.

On September 9, 2025, Mr. O’Leary voluntarily resigned as Chief Executive Officer, effective September 9, 2025. Mr. O’Leary’s resignation did not result from any disagreement with the Company regarding any matter related to the Company's operations, policies, or practices. There is no change to the severance that Mr. O’Leary is entitled to receive as previously disclosed by Sono N.V., as described above. Mr. O’Leary continued to serve as the Company’s sole statutory Managing Director through December 31, 2025, supporting an orderly management transition.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, none of our NEOs held any outstanding equity awards.

Retirement Plan

The Company does not sponsor a retirement plan for its NEOs or other employees. Our NEOs provide services under individual service agreements and are not eligible for a company-sponsored retirement or other pension benefits. Employees of our German subsidiary participate in statutory retirement programs in accordance with applicable German law.

Clawback Policy

In December 2023, our supervisory board adopted our  “clawback” policy, designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The clawback policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a financial reporting measure is subject to recoupment.

Director Compensation

Non-Executive Directors' Remuneration

Our supervisory board was first established in 2021. As of February 1, 2024, the annual compensation package for services as a supervisory board member, including service on any committees of the supervisory board, consists of an annual retainer of $50,000.

The following table presents the total compensation for each person who served as a member of our supervisory board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to or pay any other compensation to any of the members of our supervisory board in 2025. Supervisory board members are entitled to reimbursement for reasonable and documented travel and out-of-pocket expenses incurred in connection with their service as members of the supervisory board.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Current Supervisory Board Members (1)
David Dodge	50,000	–	–	50,000
Christopher Schreiber	50,000	–	–	50,000
Owen May	50,000	–	–	50,000

(1)

At the January 2024 EGM, David Dodge and Christopher Schreiber were appointed as members of the Company’s supervisory board as of the close of the January 2024 EGM. At the November 2024 EGM, Owen May was appointed as a member of the Company’s supervisory board as of the close of the November 2024 EGM.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 25, 2026, regarding the beneficial ownership of our Ordinary Shares, High Voting Shares and Preferred Shares, by:

●	each person, or group of affiliated persons, known by us to beneficially own 5% or more of our outstanding Ordinary Shares, High Voting Shares and Preferred Shares;

●	each of our directors, including each current member of our management board and our supervisory board, and each of our NEOs for the fiscal year ended December 31, 2025; and

●	all of our directors and current NEOs, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power, as well as any shares that the individual has the right to acquire within 60 days of March 25, 2026 through the exercise of any option, warrant or other right. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares held by that person.

The beneficial ownership of our Ordinary Shares, High Voting Shares and Preferred Shares is based on 1,424,834 Ordinary Shares,  40,000 High Voting Shares and 1,401 Preferred Shares issued and outstanding as of March 25, 2026. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to the shares they beneficially own.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Sono Group N.V., Waldmeisterstraße 93, 80935 Munich, Germany.

	Ordinary shares		High voting shares		Preferred shares		Combined voting
Name of beneficial owner	Number	Percent	Number	Percent	Number	Percent	power
5% or Greater Shareholders
SVSE LLC (1)(6)	230,751	16.19%	40,000	100.00%	–	–	48.22%
Bambino 255. V V UG (2)	177,417	12.45%	–	–	–	–	6.95%
Cantor Fitzgerald & Co. (3)	99,600	6.99%	–	–	–	–	3.90%
Mizuho Financial Group, Inc. (4)	97,300	6.83%	–	–	–	–	3.81%
YA II PN, Ltd. (5)(6)	–	–	–	–	1,401	100%	4.99%

Directors and NEOs
David Dodge	–	–	–	–	–	–	–
Christopher Schreiber	–	–	–	–	–	–	–
Owen May	–	–	–	–	–	–	–
Kevin McGurn	–	–	–	–	–	–	–
Martin Scott Calhoun	–	–	–	–	–	–	–
George O’Leary (1)(6)	230,751	16.19%	40,000	100.00%	–	–	48.22%
All NEOs and directors as a group (6 persons)	230,751	16.19%	40,000	100.00%	–	–	48.22%

(1)

George O’Leary was appointed as our managing director and Chief Executive Officer at the extraordinary general meeting of the Company’s shareholders held on January 31, 2024. Mr. O’Leary was also appointed as our Chief Financial Officer at the extraordinary general meeting held on January 31, 2024, a role in which he served until Martin Scott Calhoun was appointed as our Chief Financial Officer on December 30, 2024. On September 9, 2025, Mr. O’Leary informed the supervisory board that following the uplisting to Nasdaq, he would be resigning as the Chief Executive Officer of the Company and its subsidiaries effective as of September 9, 2025. Mr. O’Leary remained the Company’s sole statutory managing director (and sole member of the management board) through December 31, 2025. Mr. O’Leary is the sole member of SVSE, which is the holder of record of the Ordinary Shares and High Voting Shares presented in the table above.

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

(3)

Based on Schedule 13G filed February 13, 2026 by Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald, L.P., CF Group Management, Inc. and Brandon G. Lutnick. Cantor Fitzgerald & Co. is the record holder; the other reporting persons may be deemed to share voting and/or dispositive power as described therein and disclaim beneficial ownership in excess of their pecuniary interest.

(4)

Based on a Schedule 13G filed with the SEC on November 13, 2025 by Mizuho Financial Group. The filing reports sole voting power and sole dispositive power with respect to such shares. The Schedule 13G further states that Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Ordinary Shares directly held by Mizuho Securities USA LLC, which is their wholly owned subsidiary.

(5)

YA II PN, Ltd. (“Yorkville”) is the holder of the Preferred Shares presented in the table above. Such shares were issued in the Debt Conversion pursuant to the Exchange Agreement in September 2025. Each Preferred Share is convertible into 30,000 Ordinary Shares, subject to the terms of the Exchange Agreement. Pursuant to Section 4(g) of the Exchange Agreement, Yorkville may not convert Preferred Shares to the extent that, after giving effect to such conversion, Yorkville (together with its affiliates) would beneficially own more than 4.99% of the number of outstanding Ordinary Shares or the voting power of the Ordinary Shares, which limitation may be waived by Yorkville in its sole discretion upon not less than 65 days’ prior notice to the Company. The Preferred Shares held by Yorkville are entitled to 30,000 votes for each Preferred Share under our amended articles of association, subject to a contractually agreed voting blocker equal to 4.99% of the combined voting power in the share capital of Sono N.V. as of the record date for the applicable action to be taken by the Company’s shareholders.

(6)

The securities held by SVSE are subject to a Pledge Agreement, dated February 5, 2024, by and between SVSE and Yorkville, pursuant to which the securities would accrue to Yorkville in the event that Sono N.V. defaults on certain of its payment obligations to Yorkville. In addition, if Yorkville and SVSE enter into the Call Option Agreement, as is currently intended, the Call Option would enable Yorkville, at its discretion, to purchase all of the Ordinary Shares and High Voting Shares held by SVSE in one or more transactions, prior to 5:00 p.m. Eastern time on the four-year anniversary of the date of the Call Option Agreement, subject to certain limitations.

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

Conversion Stock Option Program (CSOP)

In December 2020, against the background of our intention to terminate all relevant benefits under former employee participation programs from 2017 and 2018 (respectively, the “VESP 2017” and “VESP 2018”) pursuant to which employees were granted virtual shares, we adopted our conversion stock option program (“CSOP”) under the LTIP in order to grant a total of 41,157 of stock options, each with an exercise price of €4.50, to the former beneficiaries under the VESP 2017 (except for one such beneficiary) and the VESP 2018, as well as one additional beneficiary, based on individual grant agreements.

Under the CSOP, the Company granted 31,948 fully vested stock options, each with an exercise price of €4.50 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021 to all former beneficiaries under the VESP 2017 (except for one beneficiary who had not accepted our offer to transfer to the CSOP), as well as the one aforementioned additional beneficiary (the “VESP 2017 Tranche”).

The VESP 2017 Tranche stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The VESP 2017 Tranche stock options expired on November 18, 2025, four years after the closing of our IPO.

In addition, the Company granted 9,209 stock options (as of June 2023 all these stock options were fully vested), each with an exercise price of €4.50 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021 to the former beneficiaries under the VESP 2018 (the “VESP 2018 Tranche”). The VESP 2018 Tranche stock options are generally subject to a three-year vesting period with 1/36 of the stock options granted to the relevant beneficiary incrementally vesting for each month of employment of such beneficiary depending on the relevant vesting start date as set out in the relevant individual grant agreement. The then-vested VESP 2018 Tranche stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The VESP 2018 Tranche stock options expired on November 18, 2025, four years after the closing of our IPO.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders:
LTIP
CSOP	–	€–	–	*
RSUs (former supervisory board members)	266	€0.00	–	*
Total	266	€0.00	–

*

The LTIP, which previously covered the CSOP and RSUs awarded to former supervisory board members, was discontinued following the Company’s corporate restructuring in early 2024. As of December 31, 2025, no additional options, RSUs or other equity awards may be granted under the LTIP unless the Company’s management board resolves to reinstate the plan or a new equity compensation plan is adopted and, if required, approved by security holders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2024, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our supervisory board members, management board members, executive officers or holders of more than five percent of any class of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation” in Item 11 of Part III of this Annual Report.

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

Agreements with Yorkville

Yorkville Restructuring Investment

In the context of the former Self-Administration Proceedings and in connection with the First Commitment, the Companies entered into the Yorkville Investment Agreements with Yorkville in mid-November 2023, and on April 30, 2024, the Company and Yorkville entered into an amendment to the Funding Commitment Letter in connection with the Second Commitment. Pursuant to the Yorkville Investment Agreements, Yorkville committed to provide financing to the Company, subject to the Companies’ continued compliance with the terms of the Yorkville Investment Agreements. For more information, see “Item 1. Business—Financing Arrangements with Yorkville—The Yorkville Restructuring Investment”. Under the terms of the Funding Commitment Letter, funding from Yorkville in connection with the Yorkville Investment was provided by way of new interest-bearing convertible debenture(s). The 2024 Debentures with respect to the First Tranche of the Yorkville Restructuring Investment was issued to Yorkville on February 6, 2024 for approximately $4.3 million and the convertible debenture with respect to the Second Tranche was issued to Yorkville on August 30, 2024 for approximately $3.3 million.

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

Yorkville Commitment

In late December 2024, the Company and Yorkville entered into the Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue to Yorkville the New Commitment Debenture in the aggregate principal amount of $5 million, with a maturity date of one year following the issuance of the New Commitment Debenture. The issuance of the New Commitment Debenture was subject to certain conditions and limitations, including the condition precedent that the Company shall have received notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market, which occurred on September 4, 2025.

On December 30, 2024, the Company and Yorkville also entered into the Exchange Agreement, pursuant to which the Company agreed, subject to the satisfactions of certain conditions precedent, to issue 1,242 Preferred Shares, each with a nominal value of €300, to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, which at that time included the 2022 Debentures, the 2024 Debentures and the New Commitment Debenture (if issued) (the “Debt Conversion”). The closing of the Debt Conversion contemplated by the Exchange Agreement was subject to certain conditions precedent, including the Company’s receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market.

On February 12, 2025, the Company and Yorkville entered into the First Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, (i) provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the First Debenture, a $1,000,000 secured convertible debenture with a maturity date of February 12, 2026 that may be extended at the option of Yorkville, and (ii) extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from January 15, 2025 to February 28, 2025. In addition, the Company and Yorkville agreed in the First Omnibus Amendment that any and all obligations of Yorkville to provide additional funding to the Company, including in connection with the Yorkville Restructuring Investment, shall be considered to be satisfied by the commitments made pursuant to the Securities Purchase Agreement and the First Omnibus Amendment. Net proceeds to the Company from the First Debenture were $1,000,000. Under the terms of the First Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include the First Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On March 7, 2025, the Company and Yorkville entered into the Second Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Exchange Agreement to (i) amend the floor price provided for in the Exchange Agreement to be a price per Ordinary Share equal to $4.00, from the closing date of the Debt Conversion contemplated by the Exchange Agreement until the end of the day that is 6 months from the date of relisting of our Ordinary Shares on the Nasdaq Capital Market, and $1.00 thereafter, and (ii) to extend the termination date with respect to the obligations of Yorkville under the Exchange Agreement from January 15, 2025 to April 15, 2025. In addition, the Company and Yorkville agreed in the Second Omnibus Amendment to extend the termination date with respect to the obligations of Yorkville under the Securities Purchase Agreement from February 28, 2025 to April 15, 2025.

On March 25, 2025, the Company and Yorkville entered into the Third Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1,000,000 of the Yorkville Commitment in the form of the Second Debenture, a second $1,000,000 secured convertible debenture with a maturity date of March 24, 2026 that may be extended at the option of Yorkville. Net proceeds to the Company from the Second Debenture were $1,000,000. As a result of the issuance of the First Debenture and the Second Debenture, and pursuant to the Third Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $3,000,000. Under the terms of the Third Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On April 24, 2025, the Company and Yorkville entered into the Fourth Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $500,000 in the form of the Third Debenture, a secured convertible debenture in the aggregate principal amount of $500,000 with a maturity date of April 24, 2026 that may be extended at the option of Yorkville. Net proceeds to the Company from the Third Debenture were $500,000. As a result of the issuance of the Third Debenture, and pursuant to the Fourth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $2,500,000. Under the terms of the Fourth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On May 26, 2025, the Company and Yorkville entered into the Fifth Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $750,000 in the form of the Fourth Debenture, a secured convertible debenture in the aggregate principal amount of $750,000 with a maturity date of May 27, 2026 that may be extended at the option of Yorkville. Net proceeds to the Company from the Fourth Debenture were $750,000. As a result of the issuance of the Fourth Debenture, and pursuant to the Fifth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $1,750,000. Under the terms of the Fifth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On July 6, 2025, the Company and Yorkville entered into the Sixth Omnibus Amendment, effective as of June 30, 2025, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and the Maturing Debentures previously issued by the Company. Pursuant to the Sixth Omnibus Amendment, the Company and Yorkville agreed to extend the maturity date from July 1, 2025 to August 1, 2025 for the Maturing Debentures, and to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to August 1, 2025.

On August 6, 2025, the Company and Yorkville entered into the Seventh Omnibus Amendment and the Eighth Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company. Pursuant to the Seventh Omnibus Amendment, the Company and Yorkville agreed to extend the maturity date for the Maturing Debentures from August 1, 2025 to September 1, 2025, and to extend the termination dates of the Securities Purchase Agreement and the Exchange Agreement to September 1, 2025. In addition, pursuant to the Eighth Omnibus Amendment, the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $190,000 in the form of the Fifth Debenture, a secured convertible debenture in the aggregate principal amount of $190,000 with a maturity date of August 6, 2026 that may be extended at the option of Yorkville. Net proceeds to the Company from the Fifth Debenture were $190,000. As a result of the issuance of the Fifth Debenture, and pursuant to the Eighth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $1,560,000. Under the terms of the Eighth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture, the Fifth Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

On August 15, 2025, the Company and Yorkville entered into the Ninth Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and the Maturing Debentures previously issued by the Company. Pursuant to the Ninth Omnibus Amendment, the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of EUR300,000 ($350,540 at conversion rate of 1.1685) in the form of the Sixth Debenture, a secured convertible debenture in the aggregate principal amount of $350,540, with a maturity date of August 15, 2026 that may be extended at the option of Yorkville. Net proceeds to the Company from the Sixth Debenture were $350,540. As a result of the issuance of the Sixth Debenture, and pursuant to the Ninth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $1,209,460. Under the terms of the Ninth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include each of the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture, the Fifth Debenture, the Sixth Debenture and the remaining New Commitment Debenture within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto.

Following the Company’s receipt on September 4, 2025 of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market, on September 5, 2025, the Company and Yorkville entered into the Tenth Omnibus Amendment, pursuant to which the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement, the Exchange Agreement and certain convertible debentures previously issued by the Company. Pursuant to the Tenth Omnibus Amendment, the Company and Yorkville agreed to modify the terms of the Securities Purchase Agreement to, among other things, (1) increase the aggregate principal amount of the New Convertible Debenture by an additional $2,200,000 for a total of $7,200,000, and (2) provide for an immediate advance by Yorkville to the Company of $3,409,460, which comprises the remaining $1,209,460 of the original $5,000,000 commitment and the entirety of the additional $2,200,000 commitment, in the form of the Seventh Debenture, a secured convertible debenture in the aggregate principal amount of $3,409,460 with a maturity date of September 5, 2026 that may be extended at the option of Yorkville (the First Debenture, the Second Debenture, the Third Debenture, the Fourth Debenture, the Fifth Debenture, the Sixth Debenture and the Seventh Debenture, collectively, are the “Advance Debentures”). Net proceeds to the Company from the Seventh Debenture were $3,409,460. As a result of the issuance of the Seventh Debenture, and pursuant to the Tenth Omnibus Amendment, the aggregate principal amount of the New Commitment Debenture that was to be issued to Yorkville upon the satisfaction of all of the conditions set forth in the Securities Purchase Agreement was $7,200,000, consisting of the amounts advanced to the Company under the Seventh Debenture and each of the other Advance Debentures. Under the terms of the Tenth Omnibus Amendment, the Company and Yorkville also amended the Exchange Agreement to include all of the Advance Debentures within the scope of the Exchange Agreement and therefore within the scope of the Debt Conversion, subject to the satisfaction of the conditions precedent thereto. In connection with the Seventh Debenture, the management board resolved to issue an additional 159 Preferred Shares to Yorkville upon the satisfaction of the terms and conditions of the Exchange Agreement (in addition to the 1,242 Preferred Shares to be issued as forth in the Exchange Agreement) in exchange for the surrender and cancellation of the additional indebtedness incurred to Yorkville.

On September 5, 2025, pursuant to an Exchange Agreement, as amended, and as a result of the receipt of notice from Nasdaq that the Company has met all the applicable requirements for listing of the Ordinary Shares on the Nasdaq Capital Market on September 4, 2025, the Company issued 1,401 Preferred Shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, including the 2022 Debentures, the 2024 Debentures, and all of the Advance Debentures. The Preferred Shares are convertible into Ordinary Shares at a price per Ordinary Share equal to the Variable Conversion Price. As part of the commitment, Yorkville has agreed to a conversion price floor of $4.00 for six months and $1.00 thereafter.

In connection with the transactions contemplated by the Securities Purchase Agreement, Yorkville and SVSE LLC (“SVSE”), whose sole member is George O’Leary, who previously served as the Company’s Chief Executive Officer until September 9, 2025 and as the sole member of the Company’s management board until December 31, 2025, intend to enter into a call option agreement (the “Call Option Agreement”), pursuant to which SVSE will agree to provide Yorkville with a call option (the “Call Option”) to purchase all of the Ordinary Shares and High Voting Shares held by SVSE at a price of $0.1125 per Ordinary Share and $1.875 per High Voting Share. The Call Option will expire at 5:00 p.m. Eastern time on the four-year anniversary of the date of the Call Option Agreement (the “Expiration Time”), and may be exercised prior to the Expiration Time on multiple occasions with respect to a portion of the Ordinary Shares and High Voting Shares held by SVSE. Under the terms of the Call Option Agreement, Yorkville may not exercise the Call Option if, after giving effect to such exercise, Yorkville and any of its affiliates would beneficially own more than 4.99% of (i) the number of High Voting Shares outstanding, (ii) the number of Ordinary Shares outstanding, or (iii) the voting power of the total capital of the Company (including due to the voting rights of the High Voting Shares). Such ownership limitations may be waived by Yorkville upon not less than 65 days’ prior notice to the Company.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Grassi & Co., CPAs, P.C. (“Grassi”), our principal independent registered public accounting firm, for the years ended December 31, 2025 and December 31, 2024:

	2025	2024
	($ in millions)
Audit Fees(1)	$0.7	$0.5
Audit Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	0.7	0.5

(1)

“Audit Fees” include fees billed for professional services rendered for the audit of Sono Group N.V.’s year-end consolidated financial statements, reviews of the quarterly condensed consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. These services include, among others, provision of comfort letters, consultations on various accounting issues, performance of local statutory audits and review of offering documents filed with the SEC.

(2)

“Audit Related Fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Sono Group N.V.’s year-end financial statements and are not reported under “Audit Fees”.

(3)	“Tax Fees” include fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	“All Other Fees” include fees for products and services provided, other than “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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
3.1

Articles of Association of Sono Group N.V., as amended effective September 9, 2025 (Dutch and English translations) (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10‑K filed with the SEC on April 17, 2025)

3.2

Form of internal rules of the management board of Sono Group N.V. (incorporated herein by reference to Exhibit 3.2 of Sono Group N.V.’s Registration Statement of Foreign Private Issuer on Form F-1 filed with the SEC on November 8, 2021)

3.3

Form of internal rules of the supervisory board of Sono Group N.V. (incorporated herein by reference to Exhibit 3.3 of Sono Group N.V.’s Registration Statement of Foreign Private Issuer on Form F-1 filed with the SEC on November 8, 2021)

4.1

Description of the rights of each class of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 of Sono Group N.V.’s Annual Report on Form 10-K filed with the SEC on April 17, 2025)

4.2

Pre-Funded Warrant, dated March 10, 2026, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 10, 2026)

10.1

Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Sono Group N.V.’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on November 8, 2021)

10.2#

Form of Long-Term Incentive Plan of Sono Group N.V. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC October 22, 2021)

10.3#

Conversion Stock Option Program 2020 (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on October 22, 2021)

10.4#

Form of Indemnification Agreement between Sono Group N.V. and members of the management board (incorporated herein by reference to Exhibit 10.3 of Sono Group N.V.’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on October 22, 2021)

10.5#

Form of Indemnification Agreement between Sono Group N.V. and members of the supervisory board (incorporated herein by reference to Exhibit 10.4 of Sono Group N.V.’s Registration Statement on Form F-1 (File No. 333-260432) filed with the SEC on October 22, 2021)

10.6

Registration Rights Agreement by and between Sono Group N.V. and YA II PN, Ltd., dated December 7, 2022 (incorporated herein by reference to Exhibit 4.1 of Sono Group N.V.’s Registration Statement on Form F-3 (File No. 333-268709 filed with the SEC on December 8, 2022)

10.7

Securities Purchase Agreement by and between Sono Group N.V. and YA II PN, Ltd., dated December 7, 2022 (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Registration Statement on Form F-3 (File No. 333-268709) filed with the SEC on December 8, 2022)

10.8

Form of Convertible Debenture issued to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Registration Statement on Form F-3 (File No. 333-268709) filed with the SEC on December 8, 2022)

10.9†

Restructuring Agreement between Sono Group N.V. and YA II PN, Ltd, dated 17 November 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.10

Amendment No. 1, dated February 2, 2024, to the Restructuring Agreement by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.9 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.11

Amendment No. 2, dated February 5, 2024, to the Restructuring Agreement by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.10 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.12†

Continuation Agreement between Sono Group N.V. and Sono Motors GmbH, dated November 20, 2023 (incorporated herein by reference to Exhibit 4.9 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.13†

Funding Commitment Letter issued by YA II PN, Ltd. and agreed to and acknowledged by Sono Group N.V., dated November 17, 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.14

Amendment No. 1, dated February 2, 2024, to the Funding Commitment Letter dated November 17, 2023 issued by YA II PN, Ltd. to Sono Group N.V. (incorporated herein by reference to Exhibit 4.13 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.15†

Amendment No. 2, dated April 30, 2024, to the Funding Commitment Letter dated November 17, 2023 issued by YA II PN, Ltd. to Sono Group N.V. (incorporated herein by reference to Exhibit 4.14 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.16

Shareholders Commitment Letter issued by Laurin Hahn and Jona Christians and agreed to and acknowledged by Sono Group N.V. and Sono Motors GmbH, dated November 17, 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.11 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.17

Settlement Agreement between Sono Group N.V. and Sono Motors GmbH (incorporated herein by reference to Exhibit 4.12 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.18

Back-to-Back Letter of Comfort between Sono Group N.V. and Sono Motors GmbH (incorporated herein by reference to Exhibit 4.13 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.19†

Amendment No. 1, dated May 8, 2024, to the Back-to-Back Letter of Comfort between Sono Group N.V. and Sono Motors GmbH (incorporated herein by reference to Exhibit 4.18 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.20

Prolongation Agreement between YA II PN, Ltd. and Sono Group N.V., dated November 17, 2023 and effective as of November 20, 2023 (incorporated herein by reference to Exhibit 4.14 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.21

Form of Convertible Debenture issued to YA II PN, Ltd.(incorporated herein by reference to Schedule 3 to Exhibit 4.10 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2022)

10.22

Sale and Transfer Agreement, dated February 1, 2024, by and among Laurin Hahn, Bambino 255. V V UG, SVSE LLC and Sono Group N.V.(1) (incorporated herein by reference to Exhibit 99.1 to Amendment No. 1 to Schedule 13D filed by Laurin Hahn with the SEC on March 25, 2024)

10.23

Sale and Transfer Agreement, dated February 1, 2024, by and among Jona Christians, Bambino 255. V V UG, SVSE LLC and Sono Group N.V.(1) (incorporated herein by reference to Exhibit 99.1 to Amendment No. 1 to Schedule 13D filed by Jona Christians with the SEC on March 25, 2024)

10.24

Guaranty Agreement, dated June 20, 2024, between SVSE LLC and Sono Motors GmbH, with and for the benefit of YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.23 of Sono Group N.V.’s Annual Report on Form 20-F for the year ended December 31, 2023)

10.25

Securities Purchase Agreement, dated December 30, 2024, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

10.26	Form of Secured Convertible Debenture (incorporated herein by reference to Exhibit 4.1 of Sono Group N.V.’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)
10.27

Exchange Agreement, dated December 30, 2024, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

10.28

Form of Call Option Agreement, by and between SVSE LLC and YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.2 of Sono Group N.V.’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 30, 2024)

10.29

Secured Convertible Debenture, dated February 12, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on February 13, 2025)

10.30

First Omnibus Amendment to Transaction Documents, dated February 12, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on February 13, 2025)

10.31

Second Omnibus Amendment to Transaction Documents, dated March 7, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 7, 2025)

10.32

Secured Convertible Debenture, dated March 25, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 26, 2025)

10.33

Third Omnibus Amendment to Transaction Documents, dated March 25, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 26, 2025)

10.34

Secured Convertible Debenture, dated April 24, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on April 25, 2025)

10.35

Fourth Omnibus Amendment to Transaction Documents, dated April 24, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on April 25, 2025)

10.36

Fifth Omnibus Amendment to Transaction Documents, dated May 26, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on May 27, 2025)

10.37

Secured Convertible Debenture, dated May 27, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on May 27, 2025)

10.38

Sixth Omnibus Amendment to Transaction Documents, dated July 6, 2025 and effective as of June 30, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on July 8, 2025)

10.39

Seventh Omnibus Amendment to Transaction Documents, dated August 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on August 7, 2025)

10.40

Eighth Omnibus Amendment to Transaction Documents, dated August 6, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on August 7, 2025)

10.41

Secured Convertible Debenture, dated August 6, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.3 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on August 7, 2025)

10.42

Secured Convertible Debenture, dated August 15, 2025, issued by Sono Group N.V. to YA II PN, Ltd. (incorporated herein by reference to Exhibit 4.6 of Sono Group N.V.’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2025)

10.43

Ninth Omnibus Amendment to Transaction Documents, dated August 15, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.9 of Sono Group N.V.’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2025)

10.44

Tenth Omnibus Amendment to Transaction Documents, dated September 5, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on September 5, 2025)

10.45

Secured Convertible Debenture, dated September 5, 2025, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on September 5, 2025)

10.46

Convertible Debenture, dated January 26, 2026, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on January 29, 2026)

10.47

Convertible Debenture, dated February 19, 2026, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on February 24, 2026)

10.48

Pre-Funded Warrant Securities Purchase Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 10, 2026)

10.49

Registration Rights Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 10, 2026)

10.50

Convertible Debenture, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd. (incorporated herein by reference to Exhibit 10.3 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 10, 2026)

10.51

International Swaps and Derivatives Association, Inc. 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V. (incorporated by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 16, 2026)

10.52

International Swaps and Derivatives Association, Inc. Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V. (incorporated by reference to Exhibit 10.2 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 16, 2026)

10.53

International Swaps and Derivatives Association, Inc. Credit Support Annex to the Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V. (incorporated by reference to Exhibit 10.3 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on March 16, 2026)

10.54#

Consulting Agreement, dated September 9, 2025, by and between Sono Group N.V., McGurn Advisors LLC and Kevin McGurn (incorporated herein by reference to Exhibit 10.1 of Sono Group N.V.’s Current Report on Form 8-K filed with the SEC on September 9, 2025)

19.1	Insider Trading Policy of Sono Group N.V. (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10 K filed with the SEC on April 17, 2025)
21.1*	List of Significant Subsidiaries
23.1*	Consent of Grassi & Co., CPAs, P.C.
24.1*	Powers of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2022)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
†

Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONO GROUP N.V.

Date: April 1, 2026	By:	/s/ Kevin McGurn
Kevin McGurn
Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mr. Kevin McGurn or Mr. M. Scott Calhoun his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin McGurn	Chief Executive Officer (Principal Executive Officer) and Member of the Management Board	April 1, 2026
Kevin McGurn

/s/ M. Scott Calhoun	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2026
M. Scott Calhoun

/s/ David Dodge	Chairperson of the Supervisory Board	April 1, 2026
David Dodge

/s/ Christopher Schreiber	Member of the Supervisory Board	April 1, 2026
Christopher Schreiber

/s/ Owen May	Member of the Supervisory Board	April 1, 2026
Owen May

Sono Group N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Supervisory Board and

Shareholders of Sono Group N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono Group N.V. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company (i) has incurred recurring operating losses and negative cash flows from operations since inception resulting in an accumulated deficit and negative equity, (ii) has a significant amount of convertible debentures nearing maturity, and (iii) is subject to various uncertainties related to the Company’s digital asset treasury strategy and exit from Sono Motors GmbH in 2026, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Glastonbury, Connecticut

April 1, 2026

SONO GROUP N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	KEUR	KEUR
ASSETS
Current Assets
Cash	206	1,354
Inventory	329	304
Prepaid taxes	103	531
Prepaid expenses and other current assets	118	103
Total Current Assets	756	2,292
Property, plant and equipment, net	94	129
Right of use lease assets	574	630
Total Assets	1,424	3,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	948	575
Lease liability, current portion	70	58
Convertible notes payable at fair value	–	24,035
Deferred revenue	5	–
VAT payable	–	487
Other current liabilities	4	5
Total Current Liabilities	1,027	25,160

Long-Term Liabilities
Lease liability, long term portion	504	572

Total Liabilities	1,531	25,732

Commitments and Contingencies (see Note 14)

Shareholders’ Equity
Preferred Shares, par value €300.00 per share, 1,401 shares authorized, 1,401 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (1)	420	–
Ordinary Shares, par value €0.01 per share, 120,000,000 shares authorized, 1,424,834 and 1,409,885 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (1)	14	28
High Voting Shares, par value €0.25 per share, 40,000 shares authorized, 40,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (1)	10	20
Additional paid-in capital	316,862	298,699
Accumulated deficit	(317,413)	(321,428)
Total Shareholders’ Equity	(107)	(22,681)

Total Liabilities and Shareholders’ Equity	1,424	3,051

(1)

In connection with the Debt Conversion and implementation of proposals approved at January 2024 EGM, the Company also decreased the nominal value per share from €0.02 to €0.01 for Ordinary Shares and from €0.50 to €0.25 for High Voting Shares. At the same time the authorized share capital was changed from 4,300,000 to 120,000,000 Ordinary Shares, from 53,400 to 40,000 High Voting Shares, and from no Preferred Shares to 1,401 Preferred Shares.

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
	KEUR	KEUR
Revenue	149	–
Cost of sales	92	–

Gross margin	57	–

Operating Expenses and Costs
Selling and distribution expenses	877	678
General and administrative expenses	5,073	4,648
Research and development expenses	1,817	1,118
Gain on reconsolidation	–	(62,554)
Other Operating income	(13)	(398)
Total Operating Expenses and Costs	7,754	(56,508)

Income (Loss) from Operations	(7,697)	56,508

Other Income (Expenses)

Income from changes in fair value of convertible note payable carried at fair value	11,108	8,923
Foreign currency gain / (loss)	604	(405)

Total Other Income	11,712	8,518

Net Income	4,015	65,026

Net income per share to common shareholders:
Basic	€2.76	€44.86
Diluted	€0.50	€3.77

Weighted average number of common shares:
Basic	1,456,914	1,449,485
Diluted	8,034,644	17,254,895

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2025 AND 2024

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shared Outstanding	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	(#)	KEUR	(#)	KEUR	(#)	KEUR	KEUR	KEUR	KEUR

Balance at December 31, 2023	1,408,895	85	40,000	60	–	–	298,621	(386,454)	(87,688)

Retroactive reclassification of par value in connection with December 2024 change in nominal share price		(61)		(40)		–	101	–	–
Issuance of Ordinary Shares in connection with December 2024 reverse share split	9	–		–		–	–	–	–
Exercise of share options	981	4		–		–	–	–	4
Cancellation of options on termination		–		–		–	(23)	–	(23)
Income for the period		–		–		–	–	65,026	65,026

Balance at December 31, 2024	1,409,885	28	40,000	20	–	–	298,699	(321,428)	(22,681)

Issuance of Ordinary Shares in connection with December 2024 reverse share split	36	–	–	–	–	–	–	–	–
Issuance of Ordinary Shares in connection with SPA in July 2024	14,265	–	–	–	–	–	85	–	85
Issuance of Preferred Shares in September 2025	–	–	–	–	1,401	420	18,051	–	18,471
Reclassification of par value in connection with September 2025 change in nominal share price	–	(14)	–	(10)	–	–	24	–	–
Exercise of share options	648	–	–	–	–	–	3	–	3
Income for the period		–		–		–	–	4,015	4,015

Balance at December 31, 2025	1,424,834	14	40,000	10	1,401	420	316,862	(317,413)	(107)

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended
	December 31, 2025 KEUR	December 31, 2024 KEUR

Cash Flows from Operating Activities
Net income (loss)	4,015	65,026
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	31	18

Stock based compensation	-	(19)
Gain on reconsolidation	-	(62,554)
Income from changes in fair value of convertible note payable carried at fair value	(11,108)	(8,923)
Non-cash lease expense	56	49
Other non-cash (income) / expense	(632)	357

Changes in operating assets and liabilities:
Inventory	(25)	(304)
Prepaid taxes	428	150
Prepaid expenses and other	(15)	675
Accounts payable and accrued expenses	535	5,106
Lease Liability	(56)	(49)
VAT payable	(487)	(13,862)
Other current liabilities	4	-
Net cash used in operating activities	(7,254)	(14,330)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(80)
Reconsolidation of the Subsidiary cash balance	-	1,305

Net cash provided by (used in) investing activities	-	1,225

Cash Flows from Financing Activities
Proceeds from the issuance of convertible notes	5,990	7,000
Proceeds from the issuance of shares from conversion of employee options	3	-
Proceeds from issuance of Ordinary Shares in private placement	85	-

Net cash provided by financing activities	6,078	7,000
Effect of currency translation on cash	28	47
Net decrease in cash	(1,148)	(6,058)

Cash at December 31, 2024	1,354	7,412
Cash at December 31, 2025	206	1,354

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	–	–
Cash paid during the period for income tax	–	–
Non-cash investing and financing activities:
Convertible debt exchanged for preferred stock	18,471	–

See the accompanying notes to these Consolidated Financial Statements

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company has its management in the United States of America since January 31, 2024. Prior to this date, the Company’s management was based in Germany. The business address of the Company is Waldmeisterstraße 93, 80935 Munich, Germany (trade register number: 80683568). Sono N.V.’s wholly-owned subsidiary, Sono Motors GmbH (“Sono Motors” or the “Subsidiary”), is registered in the commercial register (Handelsregister) at the local court (Amtsgericht) of Munich, Germany, under HRB 224131. Sono Motors’ registered headquarters is Waldmeisterstraße 93, 80935 Munich, Germany. Sono N.V.’s wholly-owned subsidiary Sono Group S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg, having its registered office at 8 Avenue de la Gare, L-1610 Luxembourg, Grand Duchy of Luxembourg. Such subsidiary was funded with €12,000 for purposes of providing share capital, and it has no operations at this time. Sono N.V. is the ultimate parent of the Group. Hereinafter, Sono N.V. and its consolidated subsidiary collectively are referred to as “Sono Group”, or the “Group”, “Management”, “we” and “us”.

Sono Group intended to develop and manufacture electric vehicles with integrated solar panels (the “Sion passenger car program”). In addition, it planned to license its solar technology to other Original Equipment Manufacturers (“OEMs”). However, on February 24, 2023, Sono Group announced the decision to terminate the Sion passenger car program and to pivot the business model to exclusively retrofitting and integrating Sono Group’s solar technology onto third party vehicles due to lack of available funding. As a consequence, management decided to apply for the opening of the self-administration proceedings with respect to Sono N.V. and Sono Motors (the “Self-Administration Proceedings”) on May 15, 2023. The Subsidiary withdrew its application for Preliminary Self-Administration Proceedings (as defined herein) on January 31, 2024, and the Subsidiary exited its Self-Administration Proceedings on February 29, 2024. Subsequent to December 31, 2025, the Company's management board, with the approval of the supervisory board, adopted the Treasury Strategy (as defined herein), under which the principal holding in the Company's treasury reserve will be allocated to digital assets, principally Bitcoin, by applying a covered-call yield strategy. In connection with the Treasury Strategy, the Company entered into a series of agreements with Blockchain.com (BVI) II Limited to facilitate related derivative and hedging transactions. Concurrently, the Company determined to cease funding to the Subsidiary (Sono Motors GmbH) and to initiate its exit from the legacy solar operations. The Company intends to solicit the ratification by its shareholders of the engagement by the Company in the Treasury Strategy. See “Note 16 Subsequent Events” and “Note 3 Liquidity and Going Concern” for additional information.

These consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial reporting. All amounts referred to in the notes to the consolidated financial statements are presented in euros (EUR) and have been rounded to the nearest thousand, unless otherwise stated. Substantially all of the Company’s operations are conducted in EUR and the current reporting currency is the same as the functional currency.

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

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

For financial statement purposes, the Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Accounts maintained in US bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to US$250,000. The Company had US$0.0M and $0.0M in US bank cash balances in excess of the FDIC insured limit as of December 31, 2025 and December 31, 2024, respectively.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 8 for more complete details on balances as of the reporting periods presented herein.

Inventory

Inventory consisting of stock used in development, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Stock counts are taken routinely and obsolete, outdated inventory is directly charged off to the cost of sales.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents are in checking accounts.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 7 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the twelve months ending December 31, 2025 and 2024 there were no indicators of impairment.

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

Since control does not transfer over time but rather at a single point (usually project completion or delivery), revenue is recognized at a point in time in accordance with ASC 606-10-25-30 and related guidance. Progress billings on projects where this criteria has not been met are recorded as deferred revenue. Deferred revenue at December 31, 2025 and December 31, 2024 was EUR5k and EUR0.00 respectively.

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

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. No income tax has been provisioned for the years ended December 31, 2025 and 2024, since the Company has sustained losses historically and has substantial net operating loss carryforwards for both periods. Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, management has determined a full valuation allowance for the deferred tax assets, since it is more likely than not that the deferred tax assets will not be realizable.

Recurring Fair Value Measurements

The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, accounts payable, and accrued liabilities approximated their fair value.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

Transactions denominated in currencies other than the functional currency are re-measured into the functional currency at the exchange rate in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at the exchange rate in effect at the balance sheet date. Gains and losses resulting from these transactions are included in "Other income (expense), net" in the consolidated statements of operations.

Net Income / (Loss) per Share

	December 31,
	2025	2024
	(KEUR, except per share amounts)
Numerator
Net Income	4,015	65,026

Denominator
Weighted average shares outstanding - basic	1,456,914	1,449,485
Add: dilutive effect of stock options	266	33,689
Add: dilutive effect of convertible debentures	–	15,771,721
Add: dilutive effect of shares indexed to preferred stock	6,577,464	–
Weighted average shares outstanding - diluted	8,034,644	17,254,895

Net income per share - basic	2.76	44.86
Net income per share - diluted	0.50	3.77

For the years ended December 31, 2025 and 2024, all potentially dilutive securities were included in the computation of diluted net income per share as their effect was dilutive given the net income position in each period.

Business Segments

We operate our business as one operating segment. An operating segment is defined as a component of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Company’s Chief Executive Officer. Reportable segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Our CODM is regularly provided with consolidated expense information and uses consolidated net income (loss) as the measure of profit or loss in deciding whether to continue with research and development efforts or to return capital to shareholders.

Correction of an Immaterial Revision in Previously Issued Financial Statements

The Company has revised the statement of cash flow for the year ended December 31, 2024 to revise the presentation of net cash used in operating activities to include a gain on foreign currency exchange rates that was previously included in the effect of exchange rate changes on cash and cash equivalents. As a result, net cash used in operating activities and the effect of exchange rate changes on cash and cash equivalents decreased by EUR0.4 million for the year ended December 31, 2024.

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

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 3 – LIQUIDITY AND GOING CONCERN ANALYSIS

Liquidity and Going Concern

The Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company's ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company's ability to continue as a going concern within twelve months after the date the financial statements are issued, in accordance with ASC 205-40. Management considered the Company's current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company's obligations due before April 1, 2027.

As of December 31, 2025, the Company had cash and cash equivalents of €206 thousand, an accumulated deficit of €317.4 million, net operating loss of €7.7 million and negative operating cash flows of €7.3 million for the year then ended. The Company has incurred recurring operating losses and negative cash flows from operations since inception, primarily attributable to the operations of its solar technology subsidiary, Sono Motors GmbH. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

Subsequent to December 31, 2025, management implemented a series of actions intended to improve the Company's liquidity position and reduce its ongoing cash requirements. These actions included: (i) raising gross proceeds of approximately $5.0 million in March 2026, consisting of a $3.0 million convertible debenture and a pre-funded warrant issued for aggregate proceeds of approximately $2.0 million; (ii) adopting the Treasury Strategy and entering into an institutional framework with Blockchain.com (BVI) II Limited in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex, to facilitate related derivative and hedging transactions in connection with the Company's digital asset holdings; and (iii) terminating current and future funding commitments to the Subsidiary (Sono Motors GmbH) and initiating the Company's exit from its legacy solar operations conducted through the Subsidiary, which is expected to materially reduce the Company's ongoing cash outflows.

Management has evaluated the significance of the conditions described above in relation to the Company's ability to meet its obligations and believes that these actions, taken together, may provide sufficient resources to fund its streamlined operating plan, consisting principally of holding company overhead and public company compliance costs, for at least twelve months from the date the financial statements are issued.

However, the Company's ability to maintain adequate liquidity remains subject to significant uncertainties, including the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex, the timing and costs associated with exiting the legacy solar operations (which the Company is currently unable to estimate), and the maturity of the convertible debenture issued to Yorkville in March 2026, which matures in March 2027 and may require refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the company will continue as a going concern. See Note 16 — Subsequent Events for additional information regarding the matters described above.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 4 – RECONSOLIDATION OF SONO MOTORS GMBH

In February 2023, Sono Group announced its decision to restructure its business model and discontinued the Sion passenger car program. Following subsequent insolvency proceedings under German law, Sono N.V. lost control over its subsidiary Sono Motors GmbH and deconsolidated it effective May 19, 2023, in accordance with ASU 810-10-55. On February 29, 2024, Sono Motors GmbH exited its Self-Administration Proceedings via its plan under the German Insolvency Code, which set out how the Subsidiary intended to restructure its debt and procure the inflow of new cash, including pursuant to a funding commitment from Yorkville. As a result, all outstanding debts between the Company and the Subsidiary were extinguished, and the Subsidiary was reconsolidated into our consolidated financial statements effective March 1, 2024.

The reconsolidation resulted in a net gain of approximately EUR62.6 million, reflecting the revaluation of the Subsidiary’s net assets and the extinguishment of parental guarantees and related liabilities. This gain is recorded in our operating results for the year ended December 31, 2024 and represents the financial impact of regaining control over the Subsidiary.

On March 1, 2024, the Company was deemed to have regained control of Sono Motors. The Company recorded the fair value of net assets consolidated at March 1, 2024. The following table reflects the March 1, 2024 Balance Sheet of Sono Motors:

March 1, 2024 KEUR

Cash	1,305
Prepaid taxes	239
Prepaid expenses and other current assets	559
Property, plant and equipment, net	66
Accounts payable and accrued expenses	(191)
Net assets recorded on reconsolidation	1,978

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of December 31, 2025 and 2024 were as follows:

	2025 KEUR	2024 KEUR
Machinery & equipment	176	180
Accumulated depreciation	(82)	(51)

	94	129

Depreciation expense during the years ended December 31, 2025 and 2024 was EUR31 thousand and EUR18 thousand, respectively.

NOTE 6 – LEASES

The Company leases its office and warehouse space. The lease has a remaining life of 5.3 years. The Company accounts for its leases according to ASC 842 Leases.

Maturities of operating lease liabilities were as follows as of December 31, 2025:

KEUR
2026	167
2027	167
2028	167
2029	167
2030 and beyond	223
Total Lease payments	891
Less interest	317
Present value of lease payments	574

Balance Sheet Classification	Liability as of December 31, 2025 KEUR	Liability as of December 31, 2024 KEUR
Current	70	58
Long term	504	572
Total Lease	574	630

The lease was calculated over a 122 month period at a weighted average discount rate of 18%.

Cash paid to satisfy lease liabilities and building lease expense for the twelve months ended December 31, 2025 and 2024 consisted of:

	December 31,
	2025 KEUR	2024 KEUR
Amortization of right-of-use assets	58	42
Interest on lease liability	109	117
Short term lease costs	21	–
Variable lease costs	29	10
Total cash paid to satisfy lease liability and building lease expense	217	169

NOTE 7– ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Amounts related to accounts payable and accrued expenses as of December 31, 2025 and 2024 were as follows:

	2025 KEUR	2024 KEUR
Trade accounts payable	878	575
Accrued payroll liabilities	48	–
Other	22	-
Total accounts payable and accrued liabilities	948	575

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 8– CONVERTIBLE NOTES PAYABLE AT FAIR VALUE

As of December 31, 2025 and 2024, the estimated fair value of our convertible debt is as follows:

	December 31, 2025 KEUR	December 31, 2024 KEUR

Fair value convertible notes	-	24,035

On December 7, 2022, the Company entered into a share purchase agreement with Yorkville to purchase up to $31.1 million in convertible debentures (the “2022 Debentures”). On February 5, 2024 and August 30, 2024, Company issued additional convertible debentures in the amounts of $4.3 million and $3.3 million, respectively, (the “February 2024 Debenture” and “August 2024 Debenture” respectively, and together, the “2024 Debentures”), pursuant to a funding commitment letter entered into between the Company and Yorkville in connection with Sono Group’s restructuring in connection with the Self-Administration Proceedings. On December 30, 2024 the Company and Yorkville entered into a securities purchase agreement (the “Securities Purchase Agreement”) and an exchange agreement (the “Exchange Agreement”). Under the terms of the Securities Purchase Agreement, Yorkville committed to provide limited financing to the Company in the amount of $5 million, subject to certain conditions and limitations. Following a number of amendments to the Securities Purchase Agreement the Company issued to Yorkville six additional debentures (“2025 Debentures”) in the amounts of $1 million, $1 million, $0.50 million, $0.75 million, $0.19 million and $0.35 million on February 12, 2025, March 25, 2025, April 24, 2025, May 27, 2025, August 6, 2025 and August 15, 2025 respectively. In connection with the Company’s uplisting to the Nasdaq Capital Market, on September 5, 2025 Yorkville increased the total funding commitment under the terms of the Securities Purchase Agreement from $5 million to $7.2 million and following the respective amendment the Company issued the final debenture for the remaining part of the total funding commitment, which amounted to $3.4 million. According to the terms of the Exchange Agreement and following the uplisting of Company’s Ordinary Shares to the Nasdaq Capital Market, the total amount of all convertible debentures issued by the Company to Yorkville and outstanding as of September 5, 2025, including accrued interest, totaling 42.1M USD were converted into 1,401 preferred shares with €300 nominal value each (please refer to Note 9 for details on preferred shares). The following table reflects the outstanding debt and accrued interest for each tranche as of September 5, 2025 and December 31, 2024:

September 5, 2025	Issue Date	Maturity Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	N/A	11,100	3,275
Tranch-2 @4% (12% - default rate)	December 8, 2022	N/A	8,150	2,321
Tranch-3 @4% (12% - default rate)	December 20, 2022	N/A	750	214
Tranch-4 @12% (18% - default rate)	February 5, 2024	N/A	4,318	822
Tranch-5 @12% (18% - default rate)	August 30, 2024	N/A	3,338	408
Tranch-6a @12% (18% - default rate)	February 12, 2025	N/A	1,000	68
Tranch-6b @12% (18% - default rate)	March 25, 2025	N/A	1,000	54
Tranch-6c @12% (18% - default rate)	April 24, 2025	N/A	500	22
Tranch-6d @12% (18% - default rate)	May 27, 2025	N/A	750	25
Tranch-6e @12% (18% - default rate)	August 6, 2025	N/A	190	2
Tranch-6f @12% (18% - default rate)	August 15, 2025	N/A	351	3
Tranch-7 @12% (18% - default rate)	September 5, 2025	N/A	3,409	1
Total			34,856	7,215

December 31, 2024	Issue Date	Maturity Date	Principal KUSD	Accrued Interest KUSD
Tranch-1 @4% (12% - default rate)	December 7, 2022	July 1, 2025	11,100	2,370
Tranch-2 @4% (12% - default rate)	December 8, 2022	July 1, 2025	8,150	1,657
Tranch-3 @4% (12% - default rate)	December 20, 2022	July 1, 2025	750	153
Tranch-4 @12% (18% - default rate)	February 5, 2024	July 1, 2025	4,318	470
Tranch-5 @12% (18% - default rate)	August 30, 2024	August 30, 2025	3,338	136

Total			27,656	4,785

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

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

On September 5, 2025, pursuant to an exchange agreement dated December 30, 2024, as amended, the debt was exchanged for 1,401 shares of perpetual preferred stock. The Preferred Stock is convertible into common shares at 85% of the lowest VWAP for the 10 preceding trading days. As part of the commitment, the holder has agreed to a conversion price floor of $4.00 for six months and $1.00 thereafter. These terms have been embodied into the calculation of fair value as of September 5, 2025.

The fair value calculated on September 5, 2025 was EUR18.5M indexed to 7,718,300 common shares. The debt was extinguished through the issuance of perpetual preferred stock in the amount of EUR18.5M and reclassified into equity.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 9 – SHAREHOLDERS’ EQUITY

As of December 31, 2025, the Company had authorized share capital of 120,000,000 ordinary shares with a nominal value of €0.01 per share, 40,000 high voting shares with a nominal value of €0.25 per share and 1,401 preferred shares with a nominal value of €300 per share with 1,424,834 ordinary shares, 40,000 high voting shares and 1,401 preferred shares issued and outstanding.

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

On August 13, 2025, shareholders approved amendments to the Company’s Articles of Association that, among other things, create the preferred share class and adjust the Company’s authorized share capital, with such amendments to become effective on the Closing Date of the Exchange Agreement. These amendments included, among others, the following changes in the authorized capital: from 4,300,000 Ordinary Shares, with a nominal value of €0.02 each, to 120,000,000 Ordinary Shares, with a nominal value of €0.01 each, from 53,400 High Voting Shares, with a nominal value of €0.50 each, to 40,000 High Voting Shares, with a nominal value of €0.25 each, from no Preferred Shares to 1,401 Preferred Shares, with a nominal value of €300 each. Following receipt of Nasdaq approval on September 4, 2025 and commencement of trading on September 5, 2025 under ticker “SSM”, the conditions to closing were satisfied and the Exchange Agreement closed, resulting in the exchange of Yorkville’s outstanding debentures into preferred shares in accordance with its terms. These corporate actions followed the previously disclosed reverse share split and nominal value adjustments (ordinary shares to €0.02; high-voting shares to €0.50) and, upon the Closing Date of the Exchange Agreement, the effectiveness of the shareholder-approved amendments to the Articles of Association further decreased the nominal value per share to €0.01 for ordinary shares and €0.25 for high-voting shares.

As a result of these actions, the presentation of the Company’s ordinary shares and high voting shares in the consolidated financial statements as of December 31, 2025 and December 31, 2024 has been adjusted to reflect the post-split basis for comparative purposes.

Stock Options

In December 2020, against the background of our intention to terminate all relevant benefits under former employee participation programs from 2017 and 2018 (respectively, “VESP 2017” and “VESP 2018”) pursuant to which employees were granted virtual shares, we adopted our conversion stock option program under the LTIP (“CSOP”). Under the CSOP, the Company granted 41,157 fully vested stock options, each with an exercise price of €4.50 and which are not subject to any performance criteria, with effect as of the closing date of our IPO on November 19, 2021. The stock options became exercisable one year after the closing of our IPO and are exercisable only in certain windows. The stock options expired on November 18, 2025, four years after the closing of our IPO.

Certain former supervisory board members received one-time awards of restricted stock units for Ordinary Shares (“RSUs”) under the LTIP in connection with the Company’s IPO and such individual’s appointment as a member of the supervisory board, starting from the date of the Company’s IPO. The awards of a total of 854 RSUs were granted on November 21, 2021 and vest in four equal, annual installments on each anniversary of the grant date, with the fourth installment vesting on the earlier of (a) the fourth anniversary of the grant date or (b) the Company's annual general meeting of shareholders to be held in 2025. As of December 31, 2022 there were 213 RSUs fully vested. As of December 31, 2023 there were 266 RSUs fully vested. Due to termination of the former supervisory board members no further RSUs were vested in the year 2024.

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table summarizes stock option activity as of and for the years ended December 31, 2025 and 2024:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price EUR	Weighted Average Remaining Contractual Term (Yrs)	Average Intrinsic Value EUR
Outstanding at January 1, 2024	35,119	4.41	2.0	–
Exercised during the period	981	4.50		(1,938)

Outstanding at December 31, 2024	33,689	4.46	0.9	–
Exercised during the period	648	4.50		1,850
Expired during the period	32,775	4.50

Outstanding at December 31, 2025	266	–	5.83	1,862
Exercisable at December 31, 2025	266	–	5.83	1,862

The total intrinsic value of options exercised during the years ended December 31, 2025 and December 31, 2024 was EUR1,850 and EUR(1,938), respectively. As of December 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was EUR1,862, with a weighted average remaining contractual term of 5.83 years.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

The table below provides details on general and administrative expenses:

	December 31, 2025 KEUR	December 31, 2024 KEUR
Professional fees	2,661	2,546
Personnel costs	1,413	1,517
Building lease expense	218	169
Insurance	109	140
Software fees and subscriptions	282	96
Other expenses	390	180
Total general and administrative expenses	5,073	4,648

NOTE 11 – RESEARCH AND DEVELOPMENT EXPENSES

	December 31, 2025 KEUR	December 31, 2024 KEUR
Development costs	74	237
Professional fees	238	184
Personnel expenses	1,375	654
Software fees and subscriptions	67	22
Other expenses	63	21

Total research and development expenses	1,817	1,118

NOTE 12 – SELLING AND DISTRIBUTION EXPENSES

	December 31, 2025 KEUR	December 31, 2024 KEUR
Personnel expenses	676	565
Advertising and marketing	165	112
Other expenses	36	1

Total selling and distribution expenses	877	678

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Service contracts

The Company carries various service contracts on its office buildings and certain copier equipment for repairs, maintenance and inspections. All contracts are short term and can be cancelled on notice.

Litigation

None.

NOTE 14 – INCOME TAXES

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

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Rate Reconciliation

	2025	2024

Pre-tax book Income (Loss)	4,015	(63,973)
Expected tax/(benefit) at 32.98% international statutory rates	(1,324)	(21,098)
Current Year Change in Valuation Allowance	1,324	21,098

Income tax expense	–	–

Deferred Tax Assets/(Liab.) Detail

	2025	2024

NOL DTA	108,020	106,429
(Gain) From Change in FV of Convertible Debt	(3,905)	(242)
Unrecognized tax losses	115	1,274

Net Deferred Tax Asset	105,050	107,461
Less valuation allowance	(105,050)	(107,461)
Deferred Tax Assets	–	–

The table above presents the gross deferred taxes only for reasons of understanding and completeness, as no deferred taxes have been recognized due to a (deferred tax asset/liabilities) net position of zero. As the net deferred tax asset was not booked in a first step, no valuation allowance is booked. Given the loss history of the Company, deferred tax assets are not recognized on the balance sheet. The amount of deferred tax assets/liabilities as of December 31, 2025 and 2024 are zero.

There are no deferred taxes with regard to Outside Basis Differences as those are permanent differences.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the conclusions reached regarding fair value measurements as of December 31, 2025 and 2024:

As of December 31, 2024 KEUR
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable at fair value			24,035	24,035
Total Liabilities			24,035	24,035

Convertible notes payable is a Level 3 financial instrument that is measured at fair value on a recurring basis. The table below summarizes the activity for the years ended December 31, 2025 and 2024 respectively.

Convertible Notes Payable at Fair Value
KEUR
Balance December 31, 2023	25,629
Proceeds from new borrowings	7,000
Changes resulting from foreign exchange rates and other	329
Fair value measurement (gain)/loss	(8,923)
Balance December 31, 2024	24,035
Proceeds from new borrowings	5,990
Changes resulting from foreign exchange rates and other	(446)
Fair value measurement (gain)/loss	(11,108)
Exchange for preferred stock September 5, 2025	(18,471)
Balance December 31, 2025	-

SONO GROUP NV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company entered into the following material financing and digital-asset transactions. Management has evaluated these events in accordance with ASC 855, Subsequent Events, and determined that they represent non-recognized subsequent events requiring disclosure but no adjustment to the consolidated financial statements as of and for the year ended December 31, 2025.

a)           Yorkville Financings

2026 Convertible Debentures

On January 26, 2026, the Company issued a convertible debenture to Yorkville in the aggregate principal amount of $600,000 (the “January 2026 Debenture”). The January 2026 Debenture matures on January 26, 2027, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the January 2026 Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the January 2026 Debenture). for so long as such Event of Default remains uncured. Yorkville will have the right to convert the January 2026 Debenture into Ordinary Shares of the Company at the lower of (i) a price per Ordinary Share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the Ordinary Shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Price”); provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the January 2026 Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the January 2026 Debenture were $600,000.

In addition, on February 19, 2026, the Company issued a convertible debenture to Yorkville in the aggregate principal amount of $750,000 (the “February 2026 Debenture”). The February 2026 Debenture matures on February 19, 2027, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the February 2026 Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the February 2026 Debenture), for so long as such Event of Default remains uncured. Yorkville will have the right to convert the February 2026 Debenture into Ordinary Shares of the Company at the Variable Conversion Price; provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the February 2026 Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the February 2026 Debenture were $750,000.

Further, on March 10, 2026, the Company issued a convertible debenture (the “March 2026 Debenture”) to Yorkville in the aggregate principal amount of $3,000,000. The March 2026 Debenture matures on March 10, 2027, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the March 2026 Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the March 2026 Debenture), for so long as such Event of Default remains uncured. Yorkville will have the right to convert the March 2026 Debenture into Ordinary Shares of the Company at the Variable Conversion Price; provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the March 2026 Debenture) then in effect or the nominal value of one Ordinary Share. Net proceeds to the Company from the March 2026 Debenture were $3,000,000.

Pre-Funded Warrant Private Placement

As previously announced in the March 10 Current Report, concurrently with the entry into the March 2026 Debenture, on March 10, 2026, the Company and Yorkville entered into a Pre-Funded Warrant Securities Purchase Agreement, dated March 10, 2026 (the “Warrant Purchase Agreement”), pursuant to which, at the closing which occurred on March 10, 2026, the Company issued and sold to Yorkville a pre-funded warrant to purchase up to 283,367 Ordinary Shares of the Company (the “Warrant Shares”), exercisable in whole or in part at any time after issuance (the “Pre-Funded Warrant”). The aggregate subscription amount for the Pre-Funded Warrant was $2,000,004.29. Such amount was paid by Yorkville at the closing of the Warrant Purchase Agreement. The aggregate gross proceeds to the Company from the Private Placement were approximately $2,000,004.29, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees. The Company intends to use the net proceeds from the offering for working capital purposes. In addition, the per share exercise price of the Pre-Funded Warrant is €0.01.

The Pre-Funded Warrant is exercisable for up to 283,367 Ordinary Shares at an exercise price of €0.01 per share (subject to certain adjustments), is exercisable immediately upon issuance, and may be exercised, in whole or in part, at any time until exercised in full. Yorkville (together with its Attribution Parties (as defined in the Pre-Funded Warrant)) may not exercise any Pre-Funded Warrant to the extent that Yorkville would own more than 4.99% of the outstanding Ordinary Shares immediately after giving effect to the issuance of Ordinary Shares issuable upon exercise of such Pre-Funded Warrant, which percentage may be changed at Yorkville’s election to a lower or higher percentage not in excess of 9.99% upon 61 days’ notice to the Company, subject to the terms of the Pre-Funded Warrant. The Pre-Funded Warrant provides for standard anti-dilution adjustments to the exercise price and the number of Warrant Shares issuable upon exercise in connection with stock dividends, splits, combinations, reclassifications and similar events.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with Yorkville, dated March 10, 2026 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the Warrant Shares and any other Registrable Securities (as defined in the Registration Rights Agreement) with the SEC no later than the 30th calendar day following the date of the Registration Rights Agreement, and have the registration statement declared effective by the SEC as promptly as practicable after the filing thereof, but in any event no later than the 90th calendar day following the date of the Registration Rights Agreement, or in the event of a “full review” by the SEC, the 120th day following the date of the Registration Rights Agreement.

Upon the occurrence of any Event (as defined in the Registration Rights Agreement), which, among others, prohibits Yorkville from reselling the Registrable Securities for more than ten consecutive calendar days or more than an aggregate of twenty calendar days during any twelve-month period, the Company is obligated to pay to Yorkville, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 1.0% multiplied by the aggregate subscription amount paid by Yorkville pursuant to the Warrant Purchase Agreement. All fees and expenses incident to the performance of or compliance with the Registration Rights Agreement by the Company will be borne by the Company, whether or not any Warrant Shares are sold pursuant to a registration statement.

b)           Digital Asset Treasury Strategy

As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2026 (the “March 16 Current Report”), on March 10, 2026, in connection with the Treasury Strategy (as defined below), the Company entered into an International Swaps and Derivatives Association, Inc. (“ISDA”) 2002 ISDA Master Agreement, dated as of March 10, 2026 (the “ISDA Master Agreement”) with Blockchain.com (BVI) II Limited, a business company incorporated under the laws of the British Virgin Islands (“Blockchain.com”), facilitating the Company to enter into derivative and/or hedging transactions (collectively, the “Transactions”) to manage the risk associated with the Treasury Strategy. The derivative and hedging transactions will be governed by the ISDA Master Agreement, including the related Schedule to the ISDA Master Agreement executed by the Company and Blockchain.com on March 10, 2026 (the “Schedule”). The structure of the Transactions may include forwards, swaps, futures, options or other derivatives transactions in respect of digital assets. Certain events of default will apply to the Transactions under the ISDA Master Agreement and Schedule, including, but not limited to, failure to pay or deliver, breach of the agreement, credit support default, cross-defaults and misrepresentation. In addition, in connection with the ISDA Master Agreement, the Company and Blockchain.com entered into a Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of March 10, 2026 (the “Credit Support Annex”), which sets forth the terms and conditions upon which the Company will be required to deliver additional collateral to Blockchain.com (and Blockchain.com will be required to return collateral to the Company) depending upon the mark to market exposure under the ISDA Master Agreement and the value of the collateral. The ISDA Master Agreement, the Schedule and the Credit Support Annex are governed by the laws of England and Wales.

As further announced in the March 16 Current Report, on March 14, 2026, the Company’s management board, with the approval of the supervisory board, ratified the Company’s entry into the ISDA Master Agreement, the Schedule and the Credit Support Annex and approved the adoption of a digital asset treasury strategy and digital asset treasury policy and the purchase by the Company of Bitcoin and other digital assets in connection therewith (the “Treasury Strategy”). Under the Treasury Strategy, the principal holding in the Company’s treasury reserve on its balance sheet will be allocated to digital assets, principally Bitcoin, by applying a covered-call yield strategy. The Company may use available liquidity, including proceeds from previously disclosed financing arrangements, to purchase Bitcoin and other digital assets, subject to applicable law and public disclosure requirements. The Company intends to solicit the ratification by its shareholders of the engagement by the Company in the Treasury Strategy.

c)            Exit from Sono Motors GmbH

As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026 (the “March 19 Current Report”), on March 14, 2026, our supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary, with immediate effect. The Company’s decision was driven by the Subsidiary’s historical lack of profitability, which has resulted in the Company having to continuously provide funding to the Subsidiary, and thus incur losses, and a determination by the supervisory board that there was not a clear path for the Subsidiary to achieve profitability in a reasonably desirable timeframe and thus, avoid future losses by the Company. This decision was made in conjunction with the decision on March 14, 2026 by the Company’s management board, with the approval of the supervisory board, to adopt the Treasury Strategy, as previously announced. The Treasury Strategy is projected to generate cash flow for the Company in the first year of its execution. The Company is also exploring other strategic alternatives to maximize shareholder value.

As announced in the March 19 Current Report, the Company is currently unable to make a good faith estimate of the total costs and charges, if any, that may be incurred in connection with the cessation of funding to the Subsidiary and the exit from the Company’s legacy solar business. The determination of any such costs is subject to significant uncertainties, including, among other things, the timing, scope and manner of any actions undertaken with respect to the Subsidiary following the cessation of funding, as well as the extent of any obligations of the Company in connection therewith. Potential costs, if any, may include legal, advisory and other professional fees and expenses associated with activities relating to the Subsidiary. Any such costs and expenditures, if incurred, are expected to be reduced by cash flow to the Company from the Treasury Strategy. The Company will amend the March 19 Current Report to disclose material costs, charges and cash expenditures to be borne directly by the Company, if and when such amounts become reasonably estimable.

Management concluded that these transactions occurred after year-end and therefore did not require adjustment to the accompanying consolidated financial statements.