Form 10-Q
period 2026-03-31
Sono Group N.V.
filed 2026-05-19
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

4965 Trinidad Drive

Land O’ Lakes, FL 34639

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +1 352-502-1191

Waldmeisterstraße 93, 80935

Munich, Germany

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 15, 2026, there were 1,424,834 ordinary shares, nominal value €0.01 per share, of the registrant outstanding, 40,000 high voting shares, nominal value €0.25 per share, of the registrant outstanding, and 1,401 preferred shares, nominal value €300.00 per share, of the registrant outstanding.

Sono Group N.V.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONO GROUP N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31, 2026	December 31, 2025
	KUSD	KUSD
ASSETS
Current Assets
Cash	237	243
Digital assets / Bitcoin treasury	4,709	–
Prepaid taxes and VAT receivables	7	121
Prepaid expenses and other current assets	59	138
Assets of discontinued operations classified as held for sale, including right-of-use assets	1,026	1,169
Total Assets	6,038	1,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	1,015	814
Accrued interest payable	44	–
Convertible notes payable, net of discount	699	–
Derivative liabilities — embedded conversion features	3,708	–
Derivative liabilities — written covered Bitcoin call options	21	–
Liabilities of discontinued operations classified as held for sale, including lease liabilities	1,029	983
Total Liabilities	6,516	1,797

Commitments and Contingencies (see Note 14)

Shareholders’ Equity
Preferred Shares, par value €300.00 per share, 1,401 shares authorized, 1,401 and 1,401 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	456	456
Ordinary Shares, par value €0.01 per share, 120,000,000 shares authorized, 1,424,834 and 1,424,834 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14
High Voting Shares, par value €0.25 per share, 40,000 shares authorized, 40,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	343,504	342,084
Accumulated deficit	(335,405)	(333,390)
Accumulated other comprehensive income (loss)	(9,057)	(9,300)
Total Shareholders’ Equity	(478)	(126)

Total Liabilities and Shareholders’ Equity	6,038	1,671

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended March 31,
	2026	2025
	KUSD	KUSD
Continuing operations
Revenue	–	–
Digital asset treasury loss, net	(313)	–
General and administrative expenses	(1,167)	(1,018)
Loss from continuing operations	(1,480)	(1,018)

Other Income (Expenses)
Gain on change in fair value of convertible notes payable carried at fair value	–	10,331
Gain on change in fair value of embedded derivative liabilities	591	–
Interest expense, including amortization of debt discount	(113)	–
Foreign currency loss, net	–	(13)
Total other income, net	478	10,318

Income (loss) from continuing operations before income taxes	(1,002)	9,300
Income tax expense	–	–
Income (loss) from continuing operations	(1,002)	9,300
Loss from discontinued operations, net of tax	(1,013)	(1,498)

Net income / (loss)	(2,015)	7,802

Net income per share to common shareholders - basic:
Continuing operations	$(0.68)	$6.41
Discontinued operations	$(0.69)	$(1.03)
Net (loss)/income per share - basic	$(1.38)	$5.38
Net income per share to common shareholders - diluted:
Continuing operations	$(0.68)	$0.90
Discontinued operations	$(0.69)	$(0.15)
Net (loss)/income per share - diluted	$(1.38)	$0.75

Weighted average number of Ordinary shares outstanding:
Basic	1,464,834	1,449,918
Diluted	1,464,834	10,302,853

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended March 31,
	2026	2025
	KUSD	KUSD
Net income (loss)	(2,015)	7,802
Other comprehensive income (loss):
Foreign currency translation adjustment	243	1,738
Total other comprehensive income (loss)	243	1,738
Comprehensive income (loss)	(1,772)	9,540

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shares Outstanding	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholder’s Equity (Deficit)
	(#)	KUSD	(#)	KUSD	(#)	KUSD	KUSD	KUSD		KUSD

Balance at December 31, 2024	1,409,885	30	40,000	22	–	–	322,475	(347,013)	(1,212)	(25,698)

Issuance of Ordinary Shares in connection with December 2024 reverse share split	36	–		–		–	–	–		–
Net income		–		–		–	–	7,802		7,802
Other comprehensive income (loss) / translation adjustment									1,738	1,738

Balance at March 31, 2025	1,409,921	30	40,000	22	–	–	322,475	(339,211)	526	(16,158)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shares Outstanding	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholder’s Equity (Deficit)
	(#)	KUSD	(#)	KUSD	(#)	KUSD	KUSD	KUSD		KUSD

Balance at December 31, 2025	1,424,834	14	40,000	10	1,401	456	342,084	(333,390)	(9,300)	(126)

Issuance of pre-funded warrants / allocated APIC	–	–		–		–	1,420	–		1,420
Net income (loss)		–		–		–	–	(2,015)		(2,015)
Other comprehensive income (loss) / translation adjustment		–		–		–	–	–	243	243

Balance at March 31, 2026	1,424,834	14	40,000	10	1,401	456	343,504	(335,405)	(9,057)	(478)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash flows from operating activities
Net income (loss)	(2,015)	7,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9	8
Change in fair value of digital assets	326	—
Net written covered-call derivative income/loss	(14)	—
Gain on change in fair value of embedded conversion derivative liabilities	(591)	—
Loss on classification as held for sale / impairment of discontinued operation	519	—
Gain on change in fair value of convertible notes payable carried at fair value	—	(10,331)
Interest expense, including amortization of debt discount	113	—
Debt discount amortization noncash component	28	—
Foreign currency and other noncash items	275	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(190)	(9)
Prepaid taxes and VAT receivables	95	(329)
Accounts payable and accrued liabilities	289	(331)
Other operating assets and liabilities, including discontinued operations	(200)	595
Total changes in operating assets and liabilities	(6)	(74)
Net cash used in operating activities	(1,356)	(2,582)
Cash flows from investing activities
Purchase of digital assets / Bitcoin treasury	(5,000)	—
Property and equipment / other investing activity of discontinued operations	—	—
Net cash used in investing activities	(5,000)	—
Cash flows from financing activities
Proceeds from convertible debentures / debt financing	4,350	2,000
Proceeds from pre-funded warrants	2,000	—
Net cash provided by financing activities	6,350	2,000
Effect of exchange-rate changes and held-for-sale cash presentation on cash and cash equivalents	—	(15)
Net decrease in cash and cash equivalents	(6)	(597)
Cash and cash equivalents, beginning of period	243	1,462
Cash and cash equivalents, end of period	237	865
Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Supplemental disclosure of noncash financing and investing activities
Debt discount from derivative bifurcation	4,041	—
Derivative liability initial recognition	5,383	—
Pre-funded warrant APIC allocation	1,420	—
Bitcoin received as written-call premium	35	—

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

1. Organization and Description of Business

Sono Group N.V. (“Sono N.V.”) is a public company with limited liability (naamloze vennootschap) incorporated under the laws of the Netherlands. The Company is registered in the business register at the Netherlands Chamber of Commerce (trade register number: 80683568).

In November 2021, the Company completed its initial public offering, and its ordinary shares commenced trading on The Nasdaq Global Market on November 17, 2021 under the ticker symbol “SEV”. On February 15, 2024, Nasdaq filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “SEC”) to complete the delisting of the Company’s ordinary shares from Nasdaq. On July 2, 2024, the quoting of the Company’s ordinary shares commenced on OTCQB under the ticker symbol “SEVCF”. On September 4, 2025, the Company received approval to list its ordinary shares on Nasdaq, and the ordinary shares commenced trading on the Nasdaq Capital Market under the ticker symbol “SSM” on September 5, 2025.

The business address of Sono N.V. as of the date of this Quarterly Report is 4965 Trinidad Drive, Land O’ Lakes, FL 34639, United States of America. As of March 31, 2026, Sono N.V.’s wholly-owned subsidiaries were (i) Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (the “Subsidiary”), registered in the commercial register (Handelsregister) at the local court (Amtsgericht) of Munich, Germany, under HRB 224131, with registered headquarters at Waldmeisterstraße 93, 80935 Munich, Germany, and (ii) Sono Group S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg, having its registered office at 8 Avenue de la Gare, L-1610 Luxembourg, Grand Duchy of Luxembourg, which was funded with €12,000 for purposes of providing share capital and had no operations during the three months ended March 31, 2026. As of March 31, 2026, Sono N.V. was the ultimate parent of the Subsidiary and Sono Group S.à r.l. Subsequent to March 31, 2026, Sono N.V. sold the Subsidiary pursuant to a Share Purchase and Transfer Agreement, dated May 4, 2026 (the “SPA”), as a result of which Sono N.V. ceased to be the ultimate parent of the Subsidiary on May 4, 2026. Hereinafter, unless otherwise indicated or the context otherwise requires, the terms “Sono Group”, “Sono”, “the Company”, “we”, “our”, “us” or similar terms, refer to Sono N.V. together with its consolidated subsidiaries as of March 31, 2026.

Sono Group historically intended to develop and manufacture electric vehicles with integrated solar panels (the “Sion passenger car program”) and to license its solar technology to other Original Equipment Manufacturers (“OEMs”). On February 24, 2023, the Company announced the decision to terminate the Sion passenger car program and to pivot the business model to exclusively retrofitting and integrating Sono Group’s solar technology onto third party vehicles due to lack of available funding. As a consequence, management determined to apply for the opening of self-administration proceedings with respect to Sono N.V. and the Subsidiary (the “Self-Administration Proceedings”) on May 15, 2023. The Subsidiary withdrew its application for Preliminary Self-Administration Proceedings on January 31, 2024, and the Subsidiary exited its Self-Administration Proceedings on February 29, 2024. The Company reconsolidated the Subsidiary effective March 1, 2024 following its exit from the Self-Administration Proceedings.

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary, with immediate effect. On the same date, the Company’s management board, with the approval of the supervisory board, adopted a digital asset treasury strategy (the “Treasury Strategy”). Under the Treasury Strategy, the principal holding in the Company’s treasury reserve on its balance sheet is allocated to digital assets, principally Bitcoin(“Bitcoin” or “BTC”), by applying a covered-call yield strategy. In connection with the Treasury Strategy, on March 10, 2026, the Company entered into a 2002 ISDA Master Agreement, a related Schedule and a Credit Support Annex with Blockchain.com (BVI) II Limited (“Blockchain.com”), facilitating the Company to enter into derivative and/or hedging transactions to manage the risk associated with the Treasury Strategy.

As of March 31, 2026, management concluded that the Subsidiary met the criteria to be classified as held for sale and that the planned disposition (which was completed subsequent to quarter end on May 4, 2026, as further described under Note 16 (Subsequent Events)) represents a strategic shift that has had, or will have, a major effect on the Company’s operations and financial results. Accordingly, the results of operations of the Subsidiary have been presented as discontinued operations, and the related assets and liabilities have been presented as assets and liabilities of discontinued operations classified as held for sale, for all periods presented. Subsequent to March 31, 2026, on May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of the Subsidiary to third-party purchasers. See Note 3 (Liquidity and Going Concern Analysis), Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), Note 5 (Digital Assets), Note 6 (Written Covered Bitcoin Call Options), Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) and Note 16 (Subsequent Events) for additional information.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On a consolidated basis, the Company’s operations during the three months ended March 31, 2026 and the three months ended March 31, 2025 are comprised of the parent company, Sono N.V., and the Subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation. Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, including the presentation of the Subsidiary as a discontinued operation. In addition, effective January 1, 2026, the Company changed its reporting currency from the euro to the U.S. dollar, and all prior-period financial information presented in these unaudited condensed consolidated financial statements has been recast into U.S. dollars as if the U.S. dollar had been the Company’s reporting currency since the earliest period presented. See Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) for additional information regarding the change in reporting currency.

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC applicable to interim financial information. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation, consisting of normal recurring adjustments and the non-recurring classification, reporting-currency, fair-value, discontinued-operations and financing-related adjustments described in these notes. Results for the three months ended March 31, 2026 are not necessarily indicative of results for the full fiscal year.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications did not affect total assets, total liabilities, shareholders’ equity, net income (loss) or net decrease in cash and cash equivalents.

Reporting currency and functional currency

Effective January 1, 2026, the Company changed its reporting currency from the euro to the U.S. dollar. Management made the change to better align the Company’s financial reporting with its U.S.-dollar denominated financing activities, U.S. capital-markets reporting environment, and the Treasury Strategy following the Company’s strategic transition. The Company has recast all prior-period financial information presented in these condensed consolidated financial statements into U.S. dollars as if the U.S. dollar had been the Company’s reporting currency since the earliest period presented. The change in reporting currency does not by itself change the underlying functional-currency determination for each distinct and separable operation.

Effective January 1, 2026, Sono Group N.V. determined that its functional currency is the U.S. dollar. As of March 31, 2026, the Subsidiary continues to have the euro as its functional currency. Assets and liabilities of euro-functional operations are translated into U.S. dollars at period-end exchange rates, and revenues, expenses, gains and losses are translated at transaction-date rates or appropriate weighted-average exchange rates. Translation effects are recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Significant estimates include going concern, held-for-sale and discontinued-operations classification and measurement, fair value measurements of digital assets and derivative liabilities, valuation of convertible notes and related debt discount, lease accounting assumptions, and income tax valuation allowances.

Digital assets and derivative instruments

Digital assets consisting principally of Bitcoin are accounted for under ASC 350-60. The Company’s Bitcoin holdings are initially recognized at cost and subsequently measured at fair value in accordance with ASC 820, with changes in fair value recognized in net income each reporting period. Digital assets are presented as a separate line item in the condensed consolidated balance sheet. The Company does not present digital asset fair-value changes, realized digital asset gains or losses, written-call premiums, derivative settlements or related execution fees as revenue from contracts with customers because such activities do not arise from contracts with customers within the scope of ASC 606.

Written covered Bitcoin call options are accounted for as freestanding derivative liabilities under ASC 815 unless a specific scope exception applies. Premiums received are consideration for assuming a derivative obligation and are not recorded as revenue. Written-call liabilities are measured at fair value at inception and remeasured at fair value each reporting period, with changes recognized in earnings unless hedge accounting is formally designated and documented. The Company has not designated hedge accounting for the arrangements reflected in these condensed consolidated financial statements. The related economics are presented as digital asset treasury income or loss rather than revenue from contracts with customers.

Convertible debt, warrants and fair value measurements

The Company accounts for convertible debentures by recognizing the debt host net of unamortized debt discount and separately recognizing embedded conversion features that require bifurcation as derivative liabilities. Embedded conversion derivative liabilities are measured at fair value at inception and at each reporting date, with changes in fair value recognized in earnings. Debt discount is amortized to interest expense over the expected term of the convertible debentures.

The Company classifies pre-funded warrants in additional paid-in capital when the instruments meet the applicable equity-classification criteria. Cash proceeds from convertible debentures and pre-funded warrants are presented as financing cash inflows in the statement of cash flows, and equity-classified pre-funded warrant amounts are presented within shareholders’ equity.

Fair value measurements are categorized within the fair value hierarchy based on the observability of inputs. Bitcoin is measured using the BTC-USD spot price observed at 23:59:59 UTC on the reporting date from the market in which the Company transacts through Blockchain.com and is classified within Level 1. Written covered Bitcoin call options and embedded conversion derivative liabilities are classified within Level 3 when valuation uses significant unobservable inputs, including volatility, term, conversion or settlement assumptions, and probability-weighted outcomes.

Credit risk and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, digital assets, collateral arrangements and contractual rights arising from digital asset derivative activity. The Company maintains cash with financial institutions, holds Bitcoin and related rights through digital asset counterparties and custodial arrangements, and monitors counterparty and concentration risk; however, balances may exceed insured or protected limits and are subject to market, custody, liquidity and counterparty risks.

Leases

The Company accounts for leases under ASC 842, Leases. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected the short-term lease recognition exemption for leases with terms of twelve months or less. As of March 31, 2026, the Company’s lease balances, including right-of-use assets, relate to the Subsidiary and are included in discontinued operations and the disposal group classified as held for sale.

Recently Adopted and Recently Issued Pronouncements

Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The guidance requires in-scope crypto assets to be measured at fair value, with changes in fair value recognized in net income each reporting period, and requires separate presentation and disclosure of crypto assets. The adoption did not have a material impact on the Company’s consolidated financial statements upon adoption because the Company did not hold material crypto assets at the adoption date. The guidance is applicable to the Company’s Bitcoin holdings acquired in connection with the Company’s digital asset treasury strategy (the “Treasury Strategy”).

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance requires additional note disclosures about specified categories of expenses included in certain expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of the guidance on its disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not expect them to have a material effect on its condensed consolidated financial statements or related disclosures.

3. Liquidity and Going Concern Analysis

The Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date these unaudited condensed consolidated financial statements are issued, in accordance with ASC 205-40. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s obligations due within twelve months after the issuance date of these unaudited condensed consolidated financial statements.

As of March 31, 2026, the Company had cash and cash equivalents of $237 thousand, an accumulated deficit of $335.4 million, $4,709 thousand of Bitcoin measured at fair value, $4,350 thousand of convertible debenture principal outstanding, $1,129 thousand of convertible notes payable, net of discount, and $3,708 thousand of embedded conversion derivative liabilities. For the three months ended March 31, 2026, the Company recognized a loss from operations of $1,480 thousand and a net loss of $2,015 thousand. The Company has incurred recurring operating losses and historically negative cash flows from operations since inception, primarily attributable to the Subsidiary. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2026, management completed financing transactions and strategic actions related to the Company’s transition to the Treasury Strategy and its exit from legacy solar operations. The Company raised aggregate gross proceeds of approximately $6.4 million through the issuance of three secured convertible debentures to Yorkville on January 26, 2026, February 19, 2026 and March 10, 2026, respectively, in the aggregate principal amount of $4.35 million (the “Q1 2026 Debentures”) and the issuance to Yorkville on March 10, 2026 of a pre-funded warrant for aggregate proceeds of $2.0 million. A substantial portion of these proceeds was used to implement the Treasury Strategy, including the acquisition of Bitcoin and the establishment of the Company’s institutional framework with Blockchain.com under the ISDA Master Agreement and the related Schedule and Credit Support Annex. Management also terminated all current and future funding commitments to the Subsidiary and initiated the Company’s exit from the legacy solar operations conducted through the Subsidiary, which is expected to materially reduce the Company’s ongoing cash outflows. In addition, as further described under Note 16 (Subsequent Events), subsequent to March 31, 2026, the Company completed its exit from the legacy solar operations through the execution and consummation of the SPA pursuant to which the Subsidiary was sold on May 4, 2026, and received an additional tranche of funding from Yorkville in the form of a convertible debenture issued by the Company to Yorkville in the aggregate principal amount of $700 thousand. These actions are relevant to management’s liquidity plans but did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management considered the financing transactions, implementation of the Treasury Strategy and exit from legacy solar operations in its liquidity analysis. Although these actions may reduce certain cash outflows and provide additional potential liquidity sources, the Company continues to depend on monetization of digital asset holdings, performance of the Treasury Strategy and availability of external financing, and management did not conclude that substantial doubt was alleviated.

The Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex described in Note 5 (Digital Assets) and Note 6 (Written Covered Bitcoin Call Options), and the maturities of the convertible debentures issued during the three months ended March 31, 2026, which mature in 2027 and may require refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the Company will continue as a going concern. See Note 16 (Subsequent Events) for additional information regarding subsequent events relevant to the matters described above.

4. Discontinued Operations and Assets and Liabilities Held for Sale

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary with immediate effect. The Company was in negotiations to sell the Subsidiary before March 31, 2026, and subsequent to March 31, 2026 executed a share purchase agreement to sell the Subsidiary. Management concluded that the Subsidiary met the criteria to be classified as held for sale as of March 31, 2026 and that the planned disposition (which was completed subsequent to quarter end on May 4, 2026, as further described under Note 16 (Subsequent Events)) represents a strategic shift that has had, or will have, a major effect on the Company’s operations and financial results.

Management’s held-for-sale conclusion was based on the approval of a plan to sell the Subsidiary, management’s commitment to the plan, active negotiations with a buyer, the availability of the disposal group for immediate sale in its then-present condition subject only to customary closing conditions, the expectation that the sale would be completed within one year, and the determination that actions required to complete the plan indicated it was unlikely that significant changes would be made or that the plan would be withdrawn.

The disposal group was measured at the lower of carrying amount or fair value less cost to sell. Based on the planned sale and nominal consideration subsequently documented in the executed SPA, management recognized a $519 thousand loss on classification as held for sale within discontinued operations, net of tax, during the three months ended March 31, 2026. The shareholder loan receivable from the Subsidiary and corresponding payable of the Subsidiary were intra-entity balances and were eliminated in consolidation while the Subsidiary remained consolidated; accordingly, the shareholder loan was not included as a separate consolidated held-for-sale asset or impairment charge. See Note 16 (Subsequent Events) for the SPA terms governing the post-quarter assignment of the shareholder loan claim.

The results of operations of the Subsidiary have been presented as discontinued operations for all periods presented. The related assets and liabilities have been presented separately as held for sale in the unaudited condensed consolidated balance sheets. Parent-company public-company costs, SEC reporting costs, financing costs, digital-asset treasury costs and general holding-company overhead remain in continuing operations unless directly attributable to the discontinued component. The discontinued operation was reported within the Company’s single reportable segment.

As of March 31, 2026 and December 31, 2025, certain lease-related amounts recorded by Sono N.V., including approximately $0.9 million of right-of-use assets at March 31, 2026, relate to lease arrangements associated with the Subsidiary and the legacy solar business. Because the right-of-use assets and related lease liabilities are attributable to the discontinued component, the amounts are included in discontinued operations and in the disposal group classified as held for sale.

Major classes of assets of discontinued operations classified as held for sale (USD in thousands)	March 31, 2026	December 31, 2025
Right-of-use assets	924	673
Other disposal-group assets	621	496
Valuation allowance / impairment recognized on classification as held for sale	(519)	—
Total assets of discontinued operations classified as held for sale	1,026	1,169

Major classes of liabilities of discontinued operations classified as held for sale (USD in thousands)	March 31, 2026	December 31, 2025
Lease liabilities	652	673
Other disposal-group liabilities	377	310
Total liabilities of discontinued operations classified as held for sale	1,029	983

Major line items included in income (loss) from discontinued operations (USD in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
Revenue	174	31
Cost of revenue / cost of sales	(128)	(24)
Gross profit	46	7
Selling and distribution expenses	(113)	(271)
General and administrative expenses	(242)	(706)
Research and development expenses	(258)	(529)
Other operating income, net	77	1
Loss from operations of discontinued operations	(490)	(1,498)
Foreign currency loss, net	(4)	—
Loss on classification as held for sale / impairment of disposal group	(519)	—
Loss from discontinued operations before income taxes	(1,013)	(1,498)
Income tax expense	—	—
Loss from discontinued operations, net of tax	(1,013)	(1,498)

Discontinued operations cash-flow information (USD in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash provided by (used in) operating activities of discontinued operations	170	(806)
Effect of exchange-rate changes on cash of discontinued operations	—	(21)
Net increase (decrease) in cash of discontinued operations	170	(827)
Cash of discontinued operations, beginning of period	53	1,357
Cash of discontinued operations, end of period	223	530
Depreciation and amortization included in discontinued operations	9	8

Cash and held-for-sale presentation bridge (USD in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents presented in continuing current assets	237	243
Cash of discontinued operations included in assets classified as held for sale	223	53
Total cash and cash equivalents including discontinued operations cash	460	296

Upon the May 4, 2026 sale of the Subsidiary and loss of control of the Subsidiary, the Company will deconsolidate the Subsidiary and recognize any resulting gain or loss within discontinued operations in the second quarter of 2026.

5. Digital Assets

During the three months ended March 31, 2026, the Company acquired Bitcoin as part of the Treasury Strategy. The Company’s digital asset holdings consist of Bitcoin and are presented separately on the face of the unaudited condensed consolidated balance sheets. See Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) for the Company’s accounting policies for crypto assets, written covered Bitcoin call options and digital asset treasury income (loss), net, and Note 7 (Fair Value Measurements) for the related fair value measurement disclosures.

The Company’s Bitcoin holdings expose the Company to concentration risk in a single digital asset and to market, custody, counterparty, regulatory, execution and liquidity risks. The fair value of Bitcoin may change materially over short periods, and changes in fair value are recognized in earnings each reporting period. Bitcoin holdings may also be affected by written-call option arrangements, collateral requirements, settlement mechanics and restrictions or practical limitations associated with custody or monetization.

Digital asset rollforward (USD in thousands, except BTC units and USD price per BTC)	BTC units	USD amount
Beginning balance	—	—
Bitcoin purchased / deposited during period	68.49	5,000
Settled BTC premiums received on Q1 written covered calls	0.51	35
Dispositions / physical settlements	—	—
Ending BTC holdings at March 31, 2026	69.01
Period-end BTC price (USD per BTC)	—	$68,233
Ending Bitcoin fair value (69.01 BTC x $68,233.31; calculated using unrounded BTC units)	69.01	4,709
Cost basis / carrying value before ASC 350-60 fair value remeasurement	69.01	5,035
ASC 350-60 fair value remeasurement gain/(loss)	—	(326)

BTC units in the table are rounded to the nearest hundredth for presentation. The unit rollforward and ending fair value are calculated using unrounded BTC units from the Company’s Bitcoin treasury valuation support; therefore, rounded displayed unit amounts may not recompute exactly. The settled BTC premium line represents BTC premiums received on written covered calls that expired out of the money before quarter-end.

The digital asset rollforward reflects activity through March 31, 2026 only. The April 3, 2026 Blockchain.com activity report includes post-quarter activity and therefore does not represent the March 31, 2026 BTC-unit balance. The March 31, 2026 balance includes the original 68.49313568 BTC collateral deposit plus 0.51462318 BTC of premiums from written covered Bitcoin calls that expired out of the money by quarter-end.

6. Written Covered Bitcoin Call Options

The Company writes covered Bitcoin call options and receives option premiums. During the three months ended March 31, 2026, the Company received 0.51462318 BTC of premiums on written covered Bitcoin call options that expired out of the money before quarter-end. Written call options are derivative liabilities while outstanding. Premiums received are not revenue from contracts with customers and are recognized through derivative fair-value remeasurement, expiration, close-out or settlement. The written-call strategy may generate premium income but may also limit the Company’s participation in increases in Bitcoin prices and expose the Company to derivative valuation, collateral, counterparty, settlement and liquidity risks.

At March 31, 2026, the Company recognized a $21 thousand derivative liability for the open April 3, 2026 written covered Bitcoin call option. The liability was calculated as 0.31053491 BTC multiplied by the March 31, 2026 BTC-USD spot price of $68,233.31, observed at 23:59:59 UTC on March 31, 2026 from the market in which the Company transacts through Blockchain.com, rounded to the nearest thousand. The fair value of written-call liabilities may increase with increases in Bitcoin spot price, implied volatility or remaining contractual term.

Written covered-call derivative liability rollforward (USD in thousands)	Amount
Initial liabilities recognized for premiums received by period-end	35
Ending written-call derivative liability	21
Realized expiration/settlement gain	35
Open written-call fair-value loss	(21)
Net written-call income	14

7. Fair Value Measurements

The Company measures Bitcoin and derivative liabilities at fair value in accordance with ASC 820. For directly held Bitcoin, management identified the market in which the Company transacts through Blockchain.com as the principal market for the Company’s Bitcoin treasury transactions. Because Bitcoin trades continuously and does not have a single exchange closing time, the Company measures its period-end Bitcoin position using the BTC-USD spot price observed from that principal market at 23:59:59 UTC on the reporting date. For March 31, 2026, the spot price used was $68,233.31 per BTC. Bitcoin is classified as Level 1 because the valuation uses an observable quoted price in an active market. Written covered-call derivative liabilities and embedded conversion derivative liabilities are classified as Level 3 because valuation includes significant unobservable inputs. The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2025. The fair value hierarchy and Level 3 rollforward below present the same March 31, 2026 embedded conversion derivative liability balance as the balance sheet caption for derivative liabilities — embedded conversion features and the convertible debt table in Note 8. (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants).

Fair value hierarchy by instrument (USD in thousands)	March 31, 2026 total fair value	Level 1	Level 2	Level 3
Bitcoin digital assets	4,709	4,709	—	—
Embedded conversion derivative liability	3,708	—	—	3,708
Written covered Bitcoin call derivative liability	21	—	—	21

Level 3 derivative liability rollforward (USD in thousands)	Embedded conversion derivative liability	Written covered Bitcoin call derivative liability
Beginning balance, January 1, 2026	—	—
Initial recognition / issuances	5,383	35
Change in fair value recognized in earnings, net	(1,675)	21
Settlements / expirations / conversions	—	(35)
Transfers into or out of Level 3	—	—
Ending balance, March 31, 2026	3,708	21

The debt-host allocation / day-one noncash issuance-date adjustment represents the noncash issuance-date allocation effect recognized in connection with bifurcating the embedded conversion derivative liabilities from the convertible-debt host.

Instrument	Fair value hierarchy	Valuation technique / significant inputs
Bitcoin	Level 1	BTC-USD spot price observed from the market in which the Company transacts through Blockchain.com at 23:59:59 UTC on March 31, 2026; spot price used was $68,233.31 per BTC.
Written covered Bitcoin call options	Level 3	Open April 3, 2026 written call; liability equals 0.31053491 BTC x $68,233.31, rounded to $21 thousand. Remaining term at 3/31/26 was three days.
Embedded conversion derivative liabilities	Level 3	Monte Carlo simulation for convertible-debenture embedded conversion features using SSM stock price $6.33, expected volatility 110.0%, risk-free rate 4.25%, expected term 0.85 years, conversion/floor terms and probability-weighted settlement assumptions.

8. Convertible Notes, Embedded Derivatives and Pre-Funded Warrants

During the three months ended March 31, 2026, the Company issued three convertible debentures and one pre-funded warrant to YA II PN, Ltd. The following tables summarize the contractual terms and reconcile the related debt host, embedded conversion derivative liability, accrued interest payable, pre-funded warrant proceeds and APIC allocation to the balance sheet, statement of operations, statement of cash flows and shareholders’ equity presentation.

Convertible debenture terms	January Debenture	February Debenture	March Debenture
Issue date	Jan. 26, 2026	Feb. 19, 2026	Mar. 10, 2026
Principal amount	$600,000	$750,000	$3,000,000
Maturity	Jan. 26, 2027	Feb. 19, 2027	Mar. 10, 2027
Interest rate	12%; 18% upon event of default	12%; 18% upon event of default	12%; 18% upon event of default
Fixed conversion price	$18.75	$18.75	$18.75
Variable conversion price	85% of lowest daily VWAP over seven trading days, subject to floor	85% of lowest daily VWAP over seven trading days, subject to floor	85% of lowest daily VWAP over seven trading days, subject to floor
Floor price	$1.42	$1.45	$1.39

Convertible debt, warrant and related financial statement presentation reconciliation (USD in thousands)	Amount, KUSD
Balance Sheet – March 31, 2026
Gross convertible notes payable	4,350
Unamortized debt discount	(3,651)
Convertible notes payable, net of discount	699
Embedded conversion derivative liability	3,708
Accrued interest payable	44
Pre-funded warrant APIC (equity)	1,420
Income Statement –Months Ended March 31, 2026
Day-one loss on derivative liability	(1,083)
Gain on change in fair value of embedded derivatives	591
Coupon interest expense	(44)
Debt discount amortization expense	(62)
Total interest expense	113

The initial fair value of the bifurcated embedded conversion derivative liabilities exceeded the cash proceeds allocated to the debt host because the valuation reflects the variable conversion features, floor prices and probability-weighted settlement outcomes under the convertible debenture terms. This resulted in a recognized loss of $1,083.

The embedded conversion features were bifurcated and recognized as derivative liabilities measured at fair value. Changes in fair value are recognized in earnings. Debt discount is amortized to interest expense over the expected term of the convertible debentures. The balance sheet presentation separates (i) the convertible debt host, net of unamortized discount, (ii) accrued interest payable, and (iii) embedded conversion derivative liabilities. Accrued interest payable is not included in convertible notes payable, net of discount, because it represents separately accrued contractual coupon interest. Cash proceeds from convertible debentures and pre-funded warrants are presented as financing cash inflows, the pre-funded warrant APIC allocation is presented within shareholders’ equity, and the embedded conversion derivative liabilities and convertible debt host are presented as separate balance sheet captions.

9. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable and accrued expenses detail (USD in thousands)	March 31, 2026	December 31, 2025
Legal fees	831	635
Accounting and auditing fees	123	103
Other accounts payable and accrued expenses	61	76
Total accounts payable and accrued expenses	1,015	814

Balance sheet caption (USD in thousands)	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	1,015	814
Accrued interest payable	44	—
VAT and other tax liabilities	26	87
Liabilities of discontinued operations classified as held for sale, including lease liabilities	1,029	983

10. Leases

The Company’s lease balances relate to the Subsidiary and the legacy solar business. As of March 31, 2026, the related right-of-use asset and lease obligations were included in assets and liabilities of discontinued operations classified as held for sale because the lease was associated with the discontinued component. The lease measurement was calculated using a 122-month lease term and a weighted-average discount rate of 18.0%. Source lease amortization schedules and the December 31, 2025 lease support were maintained in euros; the amounts disclosed below are presented in U.S. dollars and rounded to the nearest thousand. Subsequent to quarter end, the SPA required the parties to use their best efforts to transfer the Munich lease to the Subsidiary as lessee by June 30, 2026, with a full release of the Company from further liability under the lease; if such transfer is not completed by that date, the Company has the right to terminate the lease agreement. The Company did not identify a material continuing lease obligation outside the discontinued operations disposal group as of March 31, 2026. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) and Note 16 (Subsequent Events) for the related disclosures.

The lease liability caption is presented together with other disposal-group liabilities because the disclosed amounts represent the total liabilities of the discontinued operations disposal group associated with the legacy solar business, including lease obligations. Lease cost and cash paid for lease liabilities for the three months ended March 31, 2026 and 2025 related to the discontinued component and are included in the discontinued operations amounts disclosed in Note 4; no material continuing lease cost or cash paid for leases was identified outside the discontinued operations disposal group.

Lease-related amounts and inputs included in HFS presentation (USD in thousands, except months and percentages)	March 31, 2026	December 31, 2025
Right-of-use assets included in held-for-sale assets	924	673
Lease liabilities and included in held-for-sale liabilities	652	673
Weighted-average lease term used in measurement (months)	122	122
Weighted-average discount rate	18%	18%

11. Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2026 or March 31, 2025. The Company continues to maintain valuation allowances against deferred tax assets where realization is not more likely than not. Income tax expense associated with discontinued operations was not material for the periods presented.

12. Stockholders’ Equity

During the three months ended March 31, 2026, the Company recognized $1,420 thousand of additional paid-in capital related to pre-funded warrants. Nominal values of the Company’s share capital are denominated in euros under Dutch corporate law.

The accumulated other comprehensive income (loss) column in the statement of shareholders’ equity reflects cumulative translation adjustments arising from the change in reporting- currency realignment and the translation of euro-functional operations, as described in Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies). Total shareholders’ equity in the statement of shareholders’ equity reconciles to total shareholders’ equity presented in the condensed consolidated balance sheet for each period presented.

Share capital	Authorized	Issued and outstanding at March 31, 2026	Issued and outstanding at December 31, 2025	Nominal value under Dutch corporate law
Ordinary shares	120,000,000	1,424,834	1,424,834	EUR 0.01
High voting shares	40,000	40,000	40,000	EUR 0.25
Preferred shares	1,401	1,401	1,401	EUR 300.00

13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted net income (loss) per share gives effect to potentially dilutive securities when their effect is dilutive. For Q1 2026, potentially dilutive securities were excluded because the Company reported a net loss and inclusion would have been anti-dilutive.

Net income (loss) per share	Three months ended March 31, 2026	Three months ended March 31, 2025
Numerator:
Income (loss) from continuing operations	(1,002)	9,300
Loss from discontinued operations, net of tax	(1,013)	(1,498)
Net income (loss)	(2,015)	7,802
Denominator:
Weighted average shares outstanding - basic	1,464,834	1,449,918
Dilutive effect of potential ordinary shares	—	8,852,935
Weighted average shares outstanding - diluted	1,464,834	10,302,853
Basic net income (loss) per share:
Continuing operations	$(0.68)	$6.41
Discontinued operations	$(0.69)	$(1.03)
Net income (loss) per share - basic	$(1.38)	$5.38
Diluted net income (loss) per share:
Continuing operations	$(0.68)	$0.90
Discontinued operations	$(0.69)	$(0.15)
Net income (loss) per share - diluted	$(1.38)	$0.75

14. Commitments and Contingencies

From time to time, the Company may be involved in claims and proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies when a loss is probable and reasonably estimable. Management is not currently aware of any matter that it believes would have a material adverse effect on the Company’s condensed consolidated financial statements, except as otherwise disclosed in this Quarterly Report.

The Company’s commitments and contingencies include matters associated with the exit from the Subsidiary, lease-related obligations included in the discontinued operations disposal group, public-company obligations, financing arrangements and the Treasury Strategy.

15. Related Party Transactions

The Company evaluates relationships and transactions for related-party disclosure under applicable SEC and U.S. GAAP requirements. The Company considered its financing arrangements, preferred share arrangements, voting limitations, conversion rights, applicable beneficial-ownership limitations, including the 4.99% limitation, and other contractual arrangements with Yorkville in evaluating related-party disclosure. Based on this evaluation and consistent with the Company’s historical treatment of similar arrangements, management identified Yorkville as a related party on the basis that YA II PN, Ltd. is the sole holder of the Company’s outstanding Preferred Shares, which constitute 100% of that class of the Company’s issued share capital, and that Yorkville has maintained a long-standing and material financing relationship with the Company. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants), Note 12 (Stockholders’ Equity) and Note 16 (Subsequent Events) for additional information. No additional related-party transactions have been identified other than matters disclosed elsewhere in this Quarterly Report relating to financing, governance and the disposition of the legacy solar operations conducted through the Subsidiary.

16. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The following event occurring subsequent to March 31, 2026 is disclosed below.

Disposition of Sono Motors GmbH.

On May 4, 2026, the Company entered into a Share Purchase and Transfer Agreement (the “SPA”) with (i) Vorratsla-160 M UG (haftungsbeschränkt) (in the future, OZERA UG (haftungsbeschränkt)), a German limited liability company whose sole shareholder is Denis Azhar, and (ii) Vorratsla-161 M UG (haftungsbeschränkt) (in the future, JanSol Invest UG (haftungsbeschränkt)), a German limited liability company whose sole shareholder is Jan Schiermeister (together, the “Purchasers”), and the Subsidiary. Mr. Azhar and Mr. Schiermeister are the current managing directors of the Subsidiary.

Pursuant to the SPA, the Company sold and transferred to the Purchasers, with immediate legal effect under German law and without conditions precedent, all 33,588 shares representing 100% of the outstanding share capital of the Subsidiary, with 50% transferred to each Purchaser. The purchase price for the shares was €1.00 in the aggregate. Simultaneously, the Company sold and assigned to the Purchasers its shareholder loan repayment claim against the Subsidiary, including accrued interest, with an outstanding amount of approximately €10.5 million as of April 29, 2026, for an aggregate purchase price of €1.00. Each Purchaser’s portion of the shareholder loan repayment claim is subject to (i) a two-year standstill undertaking by the Purchasers and (ii) a qualified subordination (qualifizierter Rangrücktritt) pursuant to German insolvency law under which the claim is subordinated to all other present and future creditors of the Subsidiary.

In connection with the SPA, the Company and the Subsidiary agreed to terminate their corporate services agreement with retroactive effect as of April 30, 2026. The SPA also requires the parties to use their best efforts to cause the lease agreement for the premises located at Waldmeisterstraße 93, 80935 Munich, Germany, under which the Company is the current lessee, to be transferred to the Subsidiary as lessee by no later than June 30, 2026, with a full release of the Company from any further liability thereunder; if such transfer is not completed by that date, the Company has the right to terminate the lease agreement. The Subsidiary granted the Company a worldwide, limited, non-exclusive, non-transferable, royalty-free, irrevocable license to use the “Sono” brand as company name and in connection with the Company's stock exchange listing, securities trading or stock ticker. The SPA is governed by the laws of Germany, and disputes arising under the SPA are subject to binding arbitration in Munich, Germany.

Following the signing date of the SPA, the Company no longer holds any equity interest in, or exercises any control over, the Subsidiary. The Company will deconsolidate the Subsidiary upon loss of control in the second quarter of 2026 and will recognize any resulting gain or loss within discontinued operations in the period in which loss of control occurs.

Because the Company recognized a $519 thousand loss on classification as held for sale in the first quarter of 2026 to reduce the disposal group based on the planned sale and nominal consideration subsequently documented in the SPA, the Company does not expect to recognize that same amount again as a deconsolidation loss in the second quarter of 2026. The final gain or loss on deconsolidation will be determined based on the Company’s consolidated U.S. GAAP carrying amounts at the date control is lost, after considering the held-for-sale impairment recognized in the first quarter, sale-date changes, release of any cumulative translation adjustment attributable to the Subsidiary, taxes, transaction costs, retained obligations and other closing adjustments.

The SPA described above is the operative transaction document for the assignment of the shareholder loan repayment claim, including the approximately €10.5 million outstanding amount as of April 29, 2026, the aggregate €1.00 consideration, the two-year standstill and the qualified subordination terms described above. The shareholder loan receivable recorded by the Company and the corresponding payable recorded by the Subsidiary were intra-entity balances eliminated in consolidation prior to the transaction. Accordingly, the shareholder loan was not included as a separate consolidated receivable or liability in the held-for-sale impairment or deconsolidation analysis. For consolidated reporting purposes, the assignment of the shareholder loan claim as part of the SPA affects the sale and deconsolidation analysis in the period in which control is lost, rather than creating a separate receivable in the March 31, 2026 consolidated balance sheet. Parent-company stand-alone accounting for the shareholder loan may differ from the consolidated accounting treatment described herein.

Additional Financing.

Subsequent to March 31, 2026, on April 28, 2026, the Company received an additional tranche of funding from YA II PN, Ltd. (“Yorkville”) in the form of a convertible debenture issued by the Company to Yorkville in the aggregate principal amount of $700 thousand (the “April 2026 Debenture”).

The April 2026 Debenture matures on April 28, 2027, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the April 2026 Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default (as defined in the April 2026 Debenture), for so long as such Event of Default remains uncured. Yorkville will have the right to convert the April 2026 Debenture into ordinary shares of the Company at the lower of (i) a price per ordinary share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the ordinary shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Price”); provided that the Variable Conversion Price may not be lower than the Floor Price (as defined in the April 2026 Debenture) then in effect or the nominal value of one ordinary share. Net proceeds to the Company from the April 2026 Debenture were $700,000.

The April 2026 Debenture was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and in reliance on similar exemptions under applicable state laws. Any ordinary shares of the Company issuable upon conversion of the April 2026 Debenture will be issued without registration under the Securities Act in reliance on applicable exemptions therefrom.

The foregoing description of the April 2026 Debenture does not purport to be complete and is qualified in its entirety by reference to the full text of the April 2026 Debenture, which is attached to this Quarterly Report as Exhibit 10.11 and is incorporated herein by reference.

Because the funding under the April 2026 Debenture occurred after March 31, 2026, the additional tranche is not reflected in the Company’s condensed consolidated balance sheet, notes payable balance, fair value measurement or notes payable rollforward as of and for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Quarterly Report”) and our audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026 (our “2025 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K, as updated from time to time in our other filings with the SEC. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below.

During the period from January 1, 2026 through March 14, 2026, Sono Group N.V. (“Sono N.V.”) conducted its business through its subsidiary, Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (the “Subsidiary”). Unless otherwise indicated or the context otherwise requires, the terms “Sono Group”, “Sono”, “the Company”, “we”, “our”, “us” or similar terms, refer to Sono Group N.V. together with its consolidated subsidiaries as of March 31, 2026. On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary with immediate effect. Subsequent to March 31, 2026, on May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of the Subsidiary to third-party purchasers; see “Recent Developments” below and Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors” in Item 1A of Part I of our 2025 Form 10-K, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “believe,” “may,” “will,” “expect,” “estimate,” “could,” “should,” “anticipate,” “aim,” “intend,” “plan,” “potential,” “forecast,” “project,” “target,” “continue,” “is/are likely to” or other similar or comparable expressions (including the negative of any of the foregoing). These forward-looking statements include all matters that are not historical facts and are statements regarding our intentions, beliefs or current expectations. Forward-looking statements involve inherent known and unknown risks, uncertainties and contingencies because they relate to events and depend on circumstances that may or may not occur in the future and could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●

our digital asset treasury strategy (the “Treasury Strategy”), including our planned acquisition and holding of Bitcoin, our covered-call yield strategy, our arrangements with Blockchain.com (BVI) II Limited (“Blockchain.com”) under the ISDA Master Agreement and related transaction documents, and any associated derivative and hedging transactions;

●	the price and volatility of Bitcoin and other digital assets, and the related impact on our financial condition, results of operations and liquidity;

●

our exit from the legacy solar operations conducted through the Subsidiary, which was completed subsequent to the three months ended March 31, 2026 through the execution and consummation of the SPA pursuant to which the Company sold the Subsidiary on May 4, 2026;

●	the planned solicitation of the ratification by our shareholders of our engagement in the Treasury Strategy at an extraordinary general meeting of shareholders;

●	our ability to maintain compliance with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”);

●	our liquidity and our ability to continue as a going concern;

●	the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and our plans to remediate identified material weaknesses; and

●	our expectations regarding the regulatory environment for digital assets and the development of the markets in which we operate.

We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, many of which are beyond our control. In addition, these forward-looking statements reflect our current views with respect to future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees of future performance. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the markets in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. Actual outcomes may differ materially from the information contained in the forward-looking statements as a result of a number of factors, including, without limitation, the risks, uncertainties and assumptions described under “Risk Factors” in Item 1A of Part I of our 2025 Form 10-K, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

Investors and others should note that we may announce material business and financial information using our investor relations website at https://ir.sonomotors.com. We therefore encourage investors and others interested in the Company to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report.

Business Overview

During the period from January 1, 2026 through March 14, 2026, our business consisted of the legacy solar operations conducted through the Subsidiary.

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to the Subsidiary and to exit the legacy solar operations conducted through the Subsidiary, with immediate effect. The Company’s decision was driven by the Subsidiary’s historical lack of profitability, which has resulted in the Company having to continuously provide funding to the Subsidiary, and thus incur losses, and a determination by our management board that there was not a clear path for the Subsidiary to achieve profitability in a reasonably desirable timeframe, and thereby avoid future losses to the Company. This decision was made in conjunction with the decision on March 14, 2026 by our management board, with the approval of our supervisory board, to adopt the Treasury Strategy effective that same day. Under the Treasury Strategy, the principal holding in our treasury reserve on our balance sheet is allocated to digital assets, principally Bitcoin (“Bitcoin” or “BTC”), by applying a covered-call yield strategy. The Treasury Strategy is projected to generate cash flow for the Company in the first year of its execution. The Company is also exploring other strategic alternatives to maximize shareholder value. We intend to solicit the ratification by our shareholders of our engagement in the Treasury Strategy at an extraordinary general meeting of shareholders. Under Dutch law, the ratification by our shareholders of our engagement in the Treasury Strategy is required to successfully implement the Treasury Strategy.

In connection with the Treasury Strategy, on March 10, 2026, Sono N.V. entered into a 2002 ISDA Master Agreement with Blockchain.com (the “ISDA Master Agreement”), facilitating Sono N.V. to enter into derivative and/or hedging transactions (collectively, the “Transactions”) to manage the risk associated with the Treasury Strategy. The derivative and hedging transactions are governed by the ISDA Master Agreement, including the related Schedule executed on March 10, 2026 (the “Schedule”). The structure of the Transactions may include forwards, swaps, futures, options or other derivative transactions in respect of digital assets. In addition, Sono N.V. and Blockchain.com entered into a Credit Support Annex to the Schedule, dated as of March 10, 2026 (the “Credit Support Annex”), which sets forth the terms upon which Sono N.V. is required to deliver additional collateral to Blockchain.com (and Blockchain.com is required to return collateral to Sono N.V.) depending upon the mark-to-market exposure under the ISDA Master Agreement and the value of the collateral. The ISDA Master Agreement, the Schedule and the Credit Support Annex are governed by the laws of England and Wales.

As of March 31, 2026, the Subsidiary was presented as a discontinued operation and disposal group classified as held for sale. Our continuing operations consist of parent-company activities, public-company obligations, financing-related items and our digital asset treasury activities. As a result of these developments, our financial information for the periods presented in this Quarterly Report may in many respects not be comparable to our historical financial information.

We operate as a single business segment.

Recent Developments

Disposition of Sono Motors GmbH.

On May 4, 2026, we entered into the SPA with (i) Vorratsla-160 M UG (haftungsbeschränkt), a German limited liability company whose sole shareholder is Denis Azhar, and (ii) Vorratsla-161 M UG (haftungsbeschränkt), a German limited liability company whose sole shareholder is Jan Schiermeister (together, the “Purchasers”), and the Subsidiary. Mr. Azhar and Mr. Schiermeister are the current managing directors of the Subsidiary. Pursuant to the SPA, we sold and transferred to the Purchasers, with immediate legal effect under German law and without conditions precedent, all 33,588 shares representing 100% of the outstanding share capital of the Subsidiary, with 50% transferred to each Purchaser. The purchase price for the shares was €1.00 in the aggregate. Simultaneously, we sold and assigned to the Purchasers our shareholder loan repayment claim, including accrued interest, with an outstanding amount of approximately €10.5 million as of April 29, 2026, for an aggregate purchase price of €1.00. Each Purchaser’s portion of the shareholder loan repayment claim is subject to (i) a two-year standstill undertaking by the Purchasers and (ii) a qualified subordination (qualifizierter Rangrücktritt) pursuant to German insolvency law under which the claim is subordinated to all other present and future creditors of the Subsidiary.

In connection with the SPA, we and the Subsidiary agreed to terminate our corporate services agreement with retroactive effect as of April 30, 2026. The SPA also requires the parties to use their best efforts to cause the lease agreement for the premises located at Waldmeisterstraße 93, 80935 Munich, Germany, under which we are the current lessee, to be transferred to the Subsidiary as lessee by no later than June 30, 2026, with a full release of us from any further liability thereunder; if such transfer is not completed by that date, we have the right to terminate the lease agreement. The Subsidiary granted us a worldwide, limited, non-exclusive, non-transferable, royalty-free, irrevocable license to use the “Sono” brand as company name and in connection with our stock exchange listing, securities trading or stock ticker. The SPA is governed by the laws of Germany, and disputes arising under the SPA are subject to binding arbitration in Munich, Germany.

Following the signing date of the SPA, we no longer hold any equity interest in, or exercise any control over, the Subsidiary. We will deconsolidate the Subsidiary upon loss of control and recognize any resulting gain or loss within discontinued operations in the period in which the loss of control occurs.

Because we recognized a $519 thousand loss on classification as held for sale in the first quarter of 2026 to reduce the disposal group based on the planned sale and nominal consideration subsequently documented in the SPA, we do not expect to recognize that same amount again as a deconsolidation loss in the second quarter of 2026. The final gain or loss on deconsolidation will be determined based on our consolidated U.S. GAAP carrying amounts at the date control is lost, after considering the held-for-sale impairment recognized in the first quarter, sale-date changes, release of any cumulative translation adjustment attributable to the Subsidiary, taxes, transaction costs, retained obligations and other closing adjustments. See Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Change in Reporting Currency.

Effective January 1, 2026, we changed our reporting currency from the euro to the U.S. dollar. We have recast all prior-period financial information presented in our condensed consolidated financial statements into U.S. dollars as if the U.S. dollar had been our reporting currency since the earliest period presented. The change in reporting currency does not change the underlying functional-currency determination for each distinct and separable operation. The Subsidiary continues to have the euro as its functional currency. See Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Additional Financing.

Subsequent to March 31, 2026, on April 28, 2026, the Company received an additional tranche of funding from Yorkville in the form of a convertible debenture issued by the Company to Yorkville in the aggregate principal amount of $700 thousand.

The April 2026 Debenture matures on April 28, 2027, which maturity date may be extended at the option of Yorkville. Further, interest accrues on the outstanding principal balance of the April 2026 Debenture at an annual rate of 12%, which will increase to an annual rate of 18% upon an Event of Default, for so long as such Event of Default remains uncured. Yorkville will have the right to convert the April 2026 Debenture into ordinary shares of the Company at the lower of (i) a price per ordinary share equal to $18.75 or (ii) 85% of the lowest daily volume weighted average price of the ordinary shares during the seven consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Conversion Price”); provided that the Variable Conversion Price may not be lower than the Floor Price then in effect or the nominal value of one ordinary share. Net proceeds to the Company from the April 2026 Debenture were $700,000.

The April 2026 Debenture was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and in reliance on similar exemptions under applicable state laws. Any ordinary shares of the Company issuable upon conversion of the April 2026 Debenture will be issued without registration under the Securities Act in reliance on applicable exemptions therefrom.

The foregoing description of the April 2026 Debenture does not purport to be complete and is qualified in its entirety by reference to the full text of the April 2026 Debenture, which is attached to this Quarterly Report as Exhibit 10.11 and is incorporated herein by reference.

Because the funding under the April 2026 Debenture occurred after March 31, 2026, the additional tranche is not reflected in the Company’s condensed consolidated balance sheet, notes payable balance, fair value measurement or notes payable rollforward as of and for the three months ended March 31, 2026. See Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Components of Our Results of Operations

Revenue

We did not generate revenue from continuing operations during the three months ended March 31, 2026 or March 31, 2025. Revenue generated by the legacy solar operations conducted through the Subsidiary has been presented within discontinued operations for all periods presented.

Digital Asset Treasury Loss, Net

Digital asset treasury income (loss), net consists of (i) realized and unrealized fair-value changes on Bitcoin holdings, (ii) realized gains or losses on settlement, expiration or close-out of written covered Bitcoin call options accounted for as freestanding derivative liabilities, and (iii) fair-value changes on open written covered Bitcoin call option positions. Premiums received on written covered call options are consideration for assuming a derivative obligation and are not recorded as revenue from contracts with customers. See Note 5 (Digital Assets) and Note 6 (Written Covered Bitcoin Call Options) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

General and Administrative Expenses

General and administrative expenses include professional fees (including legal, audit, accounting and financing- and transaction-related fees), public-company and SEC reporting costs, insurance, office and rent expense, software and subscriptions and other holding-company overhead.

Gain on Change in Fair Value of Convertible Notes Payable Carried at Fair Value

Gain on change in fair value of convertible notes payable carried at fair value represents period-to-period fair-value remeasurements of certain predecessor convertible notes that were accounted for under the fair-value election. The fair-value election is not applicable to the convertible debentures issued during the three months ended March 31, 2026, which are accounted for using the debt-host plus embedded-derivative model. Accordingly, this line item is not expected to recur in respect of the convertible debentures issued during the three months ended March 31, 2026. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Gain on Change in Fair Value of Embedded Derivative Liabilities

Gain on change in fair value of embedded derivative liabilities represents period-to-period fair-value remeasurements of the embedded conversion derivative liabilities bifurcated from the convertible debentures issued during the three months ended March 31, 2026, with changes in fair value recognized in earnings.

Interest Expense, Including Amortization of Debt Discount

Interest expense, including amortization of debt discount consists of contractual coupon interest accrued on outstanding convertible debentures and amortization of the related debt discount over the term of the instruments.

Foreign Currency Loss, Net

Foreign currency gain (loss), net consists of realized and unrealized gains and losses arising on monetary balances denominated in currencies other than the relevant entity’s functional currency.

Loss From Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax represents the results of operations of the Subsidiary, which has been presented as a discontinued operation for all periods presented in connection with our decision to terminate funding to, and exit the legacy solar operations conducted through, the Subsidiary. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) and Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three months ended March 31,
	2026	2025	Change
	(in $ thousands)
Continuing operations
Revenue	–	–	–
Digital asset treasury loss, net	(313)	–	(313)
General and administrative expenses	(1,167)	(1,018)	(149)
Loss from continuing operations	(1,480)	(1,018)	(462)
Gain on change in fair value of convertible notes payable carried at fair value	–	10,331	(10,331)
Gain on change in fair value of embedded derivative liabilities	591	–	591
Interest expense, including amortization of debt discount	(113)	–	(113)
Foreign currency loss, net	–	(13)	13
Total other income, net	478	10,318	(9,840)
Income (loss) from continuing operations before income taxes	(1,002)	9,300	(10,302)
Income tax expense	–	–	–
Income (loss) from continuing operations	(1,002)	9,300	(10,302)
Loss from discontinued operations, net of tax	(1,013)	(1,498)	485
Net income (loss)	(2,015)	7,802	(9,817)

Digital Asset Treasury Loss, Net

For the three months ended March 31, 2026, digital asset treasury loss, net was $313 thousand, consisting principally of a $326 thousand unrealized fair-value remeasurement loss on Bitcoin holdings, partially offset by net written covered Bitcoin call option income of $14 thousand (consisting of $35 thousand of realized expiration or settlement gain less a $21 thousand unrealized loss on open written-call positions), and other digital asset treasury items. We did not hold digital assets and did not write covered Bitcoin call options during the three months ended March 31, 2025.

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses were $1,167 thousand, compared to $1,018 thousand for the three months ended March 31, 2025. The increase principally reflects higher professional fees associated with the adoption of the Treasury Strategy, the entry into the ISDA Master Agreement and related transaction documents, the execution of the convertible debenture and pre-funded warrant financings, and continuing public-company costs. General and administrative expenses related to the legacy solar operations have been presented within discontinued operations for all periods presented.

Gain on Change in Fair Value of Convertible Notes Payable Carried at Fair Value

For the three months ended March 31, 2025, we recognized a gain of $10,331 thousand on the fair-value remeasurement of convertible notes accounted for under the fair-value election. The fair-value election applied to the predecessor convertible debentures and is not applicable to the convertible debentures issued during the first quarter of 2026, which are accounted for using the debt-host plus embedded-derivative model. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Gain on Change in Fair Value of Embedded Derivative Liabilities

For the three months ended March 31, 2026, we recognized a gain of $591 thousand on the change in the fair value of the embedded conversion derivative liabilities associated with the convertible debentures issued during the period. The embedded conversion features were bifurcated from the debt host and accounted for as derivative liabilities at fair value, with changes in fair value recognized in earnings. We did not have an embedded derivative liability during the three months ended March 31, 2025.

Interest Expense, Including Amortization of Debt Discount

For the three months ended March 31, 2026, interest expense, including amortization of debt discount, was $113 thousand, consisting of $44 thousand of accrued coupon interest on the convertible debentures issued during the period and $69 thousand of debt discount amortization. There was no comparable interest expense recognized in continuing operations for the three months ended March 31, 2025, because the predecessor convertible notes were accounted for at fair value, with all changes in fair value recognized within the fair-value line item.

Foreign Currency Loss, Net

For the three months ended March 31, 2026, we did not recognize a net foreign currency gain or loss. For the three months ended March 31, 2025, we recognized a net foreign currency loss of $13 thousand within continuing operations.

Loss From Discontinued Operations, Net of Tax

For the three months ended March 31, 2026, loss from discontinued operations, net of tax was $1,013 thousand, compared to $1,498 thousand for the three months ended March 31, 2025. The decrease reflects the wind-down of operating activity at the Subsidiary following our March 14, 2026 decision to terminate funding to, and exit the legacy solar operations conducted through, the Subsidiary, partially offset by a $519 thousand loss on classification as held for sale recognized during the three months ended March 31, 2026.

Net Income (Loss)

For the three months ended March 31, 2026, we reported a net loss of $2,015 thousand, compared to net income of $7,802 thousand for the three months ended March 31, 2025. The change is principally driven by the absence in 2026 of the prior-year fair-value gain on convertible notes accounted for under the fair-value election and the $519 thousand loss on classification as held for sale, partially offset by the 2026 gain on change in the fair value of the embedded conversion derivative liabilities and the lower operating loss from discontinued operations.

Liquidity and Capital Resources

As of March 31, 2026, our cash and cash equivalents were $237 thousand, compared to $243 thousand as of December 31, 2025. Cash consists of cash in bank accounts.

We do not currently generate revenue from continuing operations and we continue to incur operating expenses related to holding-company overhead and public-company compliance costs. Following the adoption of the Treasury Strategy and the cessation of funding to the Subsidiary in the first quarter of 2026, our liquidity position is principally dependent on the performance of our digital asset holdings and the cash flows generated through the Treasury Strategy, supplemented as necessary by external financing, including equity and equity-linked financings and debt instruments.

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

○	On June 13, 2022, the Company entered into an ordinary share purchase agreement with Joh. Berenberg, Gossler & Co. KG (“Berenberg”), which governed a committed equity facility (the “CEF”) for the Company. The CEF provided the Company with the right, but not the obligation, to sell and issue up to $150 million of its ordinary shares over a period of 24 months to Berenberg, subject to certain limitations and conditions. During 2022, the Company sold to Berenberg a total of 8,748,433 ordinary shares for total gross proceeds of $17 million (€17 million).

●	The debentures issued to Yorkville pursuant to the securities purchase agreement in December 2022 and subsequent issuances in 2024 and 2025.

○

On December 7, 2022, the Company entered into a securities purchase agreement with Yorkville under which the Company agreed to sell and issue to Yorkville the convertible debentures in a gross aggregate principal amount of up to $31.1 million (€29.4 million) (the “2022 Debentures”).

○

In mid-November 2023, in the context of the former Self-Administration Proceedings, the Company and Yorkville entered into certain investment-related agreements that became effective on November 20, 2023 (such agreements collectively, the “Yorkville Investment Agreements”), pursuant to which Yorkville committed to provide financing to the Company, subject to the Company’s continued compliance with the terms of the Yorkville Investment Agreements. Among other Yorkville Investment Agreements, the Company and Yorkville entered into a restructuring agreement (as amended from time to time, the “Restructuring Agreement”) and a funding commitment letter (as amended from time to time, the “Funding Commitment Letter”), pursuant to which Yorkville committed to provide limited financing to the Company (the “First Commitment”). On April 30, 2024, the Company and Yorkville entered into an amendment to the Funding Commitment Letter, pursuant to which Yorkville committed additional financing to the Company (the “Second Commitment” and together with the First Commitment, the “Yorkville Restructuring Investment”).

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

○

On December 30, 2024, the Company and Yorkville also entered into an exchange agreement (the “Exchange Agreement” and together with the SPA “Transaction Documents”), pursuant to which the Company agreed to issue, subject to the satisfaction of certain closing conditions, 1,242 preferred shares to Yorkville solely in exchange for the surrender and cancellation of all of the debentures held by Yorkville, which at that time included the 2022 Debentures, the new convertible debentures issued to Yorkville on February 5, 2024 and August 30, 2024 (the “2024 Debentures”) and the New Commitment Debenture (if issued).

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

○	On May 26, 2025, the Company and Yorkville entered into a fifth Omnibus Amendment to Transaction Documents (the “Fifth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $750,000 in the form of the Fourth Debenture.

○	On August 6, 2025, the Company and Yorkville entered into an eighth Omnibus Amendment to Transaction Documents (the “Eighth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance by Yorkville to the Company of $190,000 in the form of the Fifth Debenture.

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

○

On September 5, 2025, the Company and Yorkville entered into a tenth Omnibus Amendment to Transaction Documents (the “Tenth Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, (1) increase the aggregate principal amount of the Debenture by an additional $2,200,000 for a total of $7,200,000, and (2) provide for an immediate advance by Yorkville to the Company of $3,409,460, which comprises the remaining $1,209,460 of the original $5,000,000 commitment and the entirety of the additional $2,200,000 commitment, in the form of the Seventh Debenture.

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

○	On March 10, 2026, the Company issued a convertible debenture to Yorkville in the aggregate principal amount of $3,000,000, maturing on March 10, 2027 (“Debenture SEV-10”).

●	Limited grant funding from government and public research institutions, supporting the development of our proprietary solar technology, which has been classified within discontinued operations.

●	Limited revenues from sale of prototypes, our solar products and services, which have been classified within discontinued operations.

Our cash outflows during the three months ended March 31, 2026 were principally driven by:

●	General and administrative expenses, primarily professional fees, public-company and SEC reporting costs and other holding-company overhead.

●	Purchases of Bitcoin in connection with the Treasury Strategy.

●	Cash used in the operations of the Subsidiary, which have been classified within discontinued operations.

Liquidity Outlook and Ability to Continue as a Going Concern

The Company has incurred recurring operating losses and historically negative cash flows from operations since inception, primarily attributable to the operations of the Subsidiary, which has been classified as a discontinued operation for all periods presented and, subsequent to March 31, 2026, on May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of the Subsidiary to third-party purchasers. For the three months ended March 31, 2026, the Company recorded a loss from continuing operations of $1,480 thousand and a net loss of $2,015 thousand, and as of March 31, 2026 had cash and cash equivalents of $237 thousand and an accumulated deficit of $335.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2026, management completed financing transactions and strategic actions related to the Company’s transition to the Treasury Strategy and its exit from legacy solar operations. These actions, which are more fully described under “Sources and Uses of Liquidity” above and in Note 3 (Liquidity and Going Concern Analysis), Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) and Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, included: (i) raising aggregate gross proceeds of approximately $6.4 million through the issuance of the Q1 2026 Debentures to Yorkville on January 26, 2026, February 19, 2026 and March 10, 2026, respectively, in the aggregate principal amount of $4.35 million and the issuance to Yorkville on March 10, 2026 of a pre-funded warrant for aggregate proceeds of $2.0 million; (ii) using a substantial portion of the proceeds to implement the Treasury Strategy, including the acquisition of Bitcoin and entry into an institutional framework with Blockchain.com in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex; and (iii) terminating all current and future funding commitments to the Subsidiary and initiating the Company’s exit from the legacy solar operations conducted through the Subsidiary, which is expected to materially reduce the Company’s ongoing cash outflows. In addition, as further described under “Recent Developments” above, subsequent to March 31, 2026, the Company completed its exit from the legacy solar operations through the execution and consummation of the SPA pursuant to which the Subsidiary was sold on May 4, 2026, and received from Yorkville an additional tranche of funding in the amount of $700 thousand in the form of a convertible debenture. These actions are relevant to management’s liquidity plans and operating strategy, but they did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including, among other things, the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex, the residual obligations of the Company under the Share Purchase and Transfer Agreement, including the pending transfer of the lease for the Munich premises by no later than June 30, 2026, sale-date deconsolidation effects not already reflected in the first-quarter held-for-sale impairment, and the maturities of the Q1 2026 Debentures in 2027, which may require us to negotiate a refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the Company will continue as a going concern.

See Note 3 (Liquidity and Going Concern Analysis) and Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
	(in $ thousands)
Cash provided by (used in):
Operating activities	(1,356)	(2,582)
Investing activities	(5,000)	–
Financing activities	6,350	2,000
Effect of exchange-rate changes and held-for-sale cash presentation on cash and cash equivalents	–	(15)
Net decrease in cash and cash equivalents	(6)	(597)
Cash and cash equivalents, beginning of period	243	1,462
Cash and cash equivalents, end of period	237	865

Net cash provided by / (used in) operating activities

Net cash used in operating activities was $1,356 thousand for the three months ended March 31, 2026, compared to net cash used in operating activities of $2,582 thousand for the three months ended March 31, 2025. The current period reflects a net loss of $2,015 thousand adjusted for noncash items, including the $1,264 thousand gain on change in fair value of embedded conversion derivative liabilities, the $519 thousand loss on classification as held for sale, $275 thousand of foreign currency and other noncash items, and $200 thousand of net changes in operating assets and liabilities, including discontinued operations. The prior-year period included the $10,331 thousand noncash gain on change in fair value of convertible notes payable carried at fair value.

Net cash used in investing activities

Net cash used in investing activities was $5,000 thousand for the three months ended March 31, 2026, reflecting purchases of Bitcoin in connection with the Treasury Strategy. Investing activities provided no cash flows for the three months ended March 31, 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $6,350 thousand for the three months ended March 31, 2026, resulting from gross proceeds of $4,350 thousand received in connection with the issuance of the Q1 2026 Debentures and gross proceeds of $2,000 thousand received in connection with the issuance of the Pre-Funded Warrant. Net cash provided by financing activities was $2,000 thousand for the three months ended March 31, 2025, resulting from gross proceeds of $2,000 thousand from the issuance of convertible debentures to Yorkville in February and March 2025.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting estimates from those disclosed in Part II, Item 8 of our 2025 Form 10-K, except for the addition of digital asset and derivative liability fair-value measurement and the change in reporting currency described in Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2025 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2026.

Material Weakness

A “material weakness” is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The previously identified material weaknesses described in Part II, Item 9A. “Controls and Procedures” in our 2025 Form 10-K relate to: (i) a lack of consistent and proper application of processes and procedures; (ii) the design and operating effectiveness of information technology general controls for information systems that are significant to the preparation of our consolidated financial statements; (iii) a lack of review and supervision; (iv) the sufficiency of resources with an appropriate level of technical accounting and SEC reporting experience; and (v) clearly defined control processes, roles and segregation of duties within our finance and accounting functions.

We are continuing to implement the remediation measures described in our 2025 Form 10-K, including the hiring of additional accounting staff, the appointment of a new chief financial officer with the requisite skills to address technical accounting and reporting issues, the engagement of third-party advisors to support our internal resources related to accounting and internal controls, ongoing internal training for our accounting and finance teams and continued investment in our finance information-technology systems. As of March 31, 2026, we are still in the process of remediating the previously identified material weaknesses. The change in reporting currency, the discontinued operations presentation, digital asset accounting, derivative valuation, convertible debt accounting and related SEC reporting requirements have increased the complexity of our control environment, and we are taking additional remediation steps to address these matters, including additional technical accounting review and additional support from third-party advisors.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 14, Commitments and Contingencies” in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our 2025 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of Sono Group N.V., as amended effective September 9, 2025 (Dutch and English translations)	10-Q	001-41066	3.1	11/20/2025

3.2	Form of internal rules of the Management Board of Sono Group N.V.	F-1	333-260432	3.2	11/8/2021

3.3	Form of internal rules of the Supervisory Board of Sono Group N.V.	F-1	333-260432	3.3	11/8/2021

10.1	Convertible Debenture, dated January 26, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	01/29/2026

10.2	Convertible Debenture, dated February 19, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	02/24/2026

10.3	Pre-Funded Warrant Securities Purchase Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	03/10/2026

10.4	Pre-Funded Warrant, dated March 10, 2026, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	4.1	03/10/2026

10.5	Registration Rights Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	03/10/2026

10.6	Convertible Debenture, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.3	03/10/2026

10.7	International Swaps and Derivatives Association, Inc. 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.1	03/16/2026

10.8	International Swaps and Derivatives Association, Inc. Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.2	03/16/2026

10.9	International Swaps and Derivatives Association, Inc. Credit Support Annex to the Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.3	03/16/2026

10.10	Share Purchase and Transfer Agreement dated May 4, 2026	8-K	001-41066	10.1	05/08/2026

10.11	Convertible Debenture, dated April 28, 2026, by and between Sono Group N.V. and YA II PN, Ltd.					*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONO GROUP N.V.

Date: May 19, 2026	By:	/s/ Kevin McGurn
Kevin McGurn
Chief Executive Officer and Managing Director

Date: May 19, 2026	By:	/s/ M. Scott Calhoun
M. Scott Calhoun
Chief Financial Officer