Form 10-Q
period 2026-06-30
Sono Group N.V.
filed 2026-08-14
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2026, the registrant had 1,424,834 ordinary shares, 40,000 high voting shares and 1,401 preferred shares outstanding.

Sono Group N.V.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONO GROUP N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30, 2026	December 31, 2025
	KUSD	KUSD
ASSETS
Current Assets
Cash	166	205
Digital assets / Bitcoin treasury	4,118	—
Prepaid taxes and VAT receivables	3	—
Prepaid expenses and other current assets	59	59
Right-of-use asset	631	—
Assets of discontinued operations classified as held for sale, including right-of-use assets	—	1,407
Total Assets	4,977	1,671

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	1,891	854
Accrued interest payable	189	—
Convertible notes payable, net	5,049	—
Derivative liabilities, written covered Bitcoin call options	8	—
Lease liability	631	—
Liabilities of discontinued operations classified as held for sale, including lease liabilities	—	943
Total Liabilities	7,768	1,797

Commitments and Contingencies (see Note 14)

Shareholders’ Equity (Deficit)
Preferred Shares, par value €300.00 per share, 1,401 shares authorized, 1,401 and 1,401 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	456	456
Ordinary Shares, par value €0.01 per share, 120,000,000 shares authorized, 1,424,834 and 1,424,834 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	14
High Voting Shares, par value €0.25 per share, 40,000 shares authorized, 40,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	343,504	342,084
Accumulated deficit	(339,182)	(333,390)
Accumulated other comprehensive income (loss)	(7,593)	(9,300)
Total Shareholders’ Equity (Deficit)	(2,791)	(126)

Total Liabilities and Shareholders’ Equity (Deficit)	4,977	1,671

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	KUSD	KUSD	KUSD	KUSD
Revenue	—	—	—	—
Digital asset treasury loss, net	(578)	—	(890)	—
General and administrative expenses	(1,401)	(768)	(2,293)	(1,198)
Loss from operations	(1,979)	(768)	(3,183)	(1,198)

Other Income (Expenses)
Gain on change in fair value of debt and derivative instruments	116	1,316	462	12,191

Interest expense, including amortization of debt discount	(468)	—	(614)	—
Foreign currency gain (loss), net	-	174	-	516
Total other income (expenses), net	(352)	1,490	(152)	12,707

(Loss) / Income from continuing operations before income taxes	(2,331)	722	(3,335)	11,509
Income tax expense	—	—	—	—
(Loss) / Income from continuing operations	(2,331)	722	(3,335)	11,509
Loss from discontinued operations, net of tax	(345)	(1,246)	(1,356)	(2,731)
Loss on deconsolidation of subsidiary	(1,101)	—	(1,101)	—

Net (Loss) / Income	(3,777)	(524)	(5,792)	8,778

Net (loss) / income per share to ordinary and high voting shareholders - basic:
Continuing operations	(1.59)	0.50	(2.28)	7.94
Discontinued operations, including deconsolidation	(0.99)	(0.86)	(1.67)	(1.89)
Net (loss)/income per share - basic	(2.58)	(0.36)	(3.95)	6.05
Net (loss) / income per share to ordinary and high voting shareholders - diluted:
Continuing operations	(1.59)	0.50	(2.28)	1.06
Discontinued operations, including deconsolidation	(0.99)	(0.86)	(1.67)	(0.25)
Net (loss)/income per share - diluted	(2.58)	(0.36)	(3.95)	0.81

Weighted average number of ordinary and high voting shares:
Basic	1,464,834	1,449,921	1,464,834	1,449,919
Diluted	1,464,834	1,449,921	1,464,834	10,874,054

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	KUSD	KUSD	KUSD	KUSD
Net (loss) / income	(3,777)	(524)	(5,792)	8,778
Other comprehensive income (loss):
Foreign currency translation adjustment	241	(1,774)	484	(1,234)
Reclassification of cumulative translation adjustment to net loss on deconsolidation of subsidiary	1,223	—	1,223	—
Total other comprehensive income (loss)	1,464	(1,774)	1,707	(1,234)
Comprehensive (loss) / income	(2,313)	(2,298)	(4,085)	7,544

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shares Outstanding	Preferred Shares	Paid-in Capital	Accum. Deficit	AOCI	Total Equity (Deficit)
	(#)	(KUSD)	(#)	(KUSD)	(#)	(KUSD)	(KUSD)	(KUSD)	(KUSD)	(KUSD)
Six months ended June 30, 2025
Balance at December 31, 2024	1,409,885	30	40,000	21	—	—	322,476	(347,012)	(1,212)	(25,697)
Issuance of Ordinary Shares in connection with December 2024 reverse share split	36	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	7,802	—	7,802
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,738	1,738
Balance at March 31, 2025	1,409,921	30	40,000	21	—	—	322,476	(339,210)	526	(16,157)
Net loss	—	—	—	—	—	—	—	(524)	—	(524)
Other comprehensive loss, foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,774)	(1,774)
Balance at June 30, 2025	1,409,921	30	40,000	21	—	—	322,476	(339,734)	(1,248)	(18,455)
Six months ended June 30, 2026
Balance at December 31, 2025	1,424,834	14	40,000	10	1,401	456	342,084	(333,390)	(9,300)	(126)
Issuance of pre-funded warrant	—	—					1,420	—	—	1,420
Net loss	—	—					—	(2,015)	—	(2,015)
Other comprehensive loss, foreign currency translation adjustment	—	—					—	—	243	243
Balance at March 31, 2026	1,424,834	14	40,000	10	1,401	456	343,504	(335,405)	(9,057)	(478)
Net loss	—	—					—	(3,777)	—	(3,777)
Other comprehensive income, including 1,223 of cumulative translation adjustment released to net loss on deconsolidation	—	—					—	—	1,464	1,464
Balance at June 30, 2026	1,424,834	14	40,000	10	1,401	456	343,504	(339,182)	(7,593)	(2,791)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash flows from operating activities	KUSD	KUSD
Net income (loss)	(5,792)	8,778
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Digital asset treasury loss, net (non-cash)	890	—
Change in fair value of debt and derivative instruments	(462)	(12,191)
Non-cash interest - amortization of debt discount	424	—
Loss on deconsolidation of subsidiary	1,101	—
Loss from discontinued operations	1,356	2,731
Non-cash items settled through balance sheet accounts, net	(96)	(3,965)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,078	(1,183)
Accrued interest payable	189	—
Prepaid expenses, VAT and other assets	—	798
Payment of withholding tax payable	(15)	—
Cash funding of discontinued operations	(708)	(321)
Advance to former subsidiary written off at deconsolidation	(54)	—
Net cash used in operating activities	(2,089)	(5,353)
Cash flows from investing activities
Purchases of digital assets	(5,000)	—

Net cash used in investing activities	(5,000)	—
Cash flows from financing activities
Proceeds from issuance of convertible debentures	5,050	—
Proceeds from pre-funded warrant	2,000	—
Net draws on convertible notes at fair value option	—	5,397
Net cash provided by financing activities	7,050	5,397
Effect of exchange-rate changes on cash	—	—
Net increase (decrease) in cash and cash equivalents	(39)	44
Cash and cash equivalents, beginning of period	205	100
Cash and cash equivalents, end of period	166	144
Supplemental disclosure: cash paid for interest	—	—
Supplemental non-cash items:
Embedded conversion derivative liabilities recognized at issuance	1,698	—
Debt discount recognized at issuance	1,661	—
Right-of-use asset obtained in exchange for operating lease liability	645	—
Cumulative translation adjustment released on deconsolidation of subsidiary	1,223	—

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

The business address of Sono N.V. as of the date of this Quarterly Report is 4965 Trinidad Drive, Land O’ Lakes, FL 34639, United States of America. Prior to the May 4, 2026 sale of Sono Motors GmbH, Sono N.V.’s wholly-owned subsidiaries were (i) Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (“Sono Motors GmbH”), registered in the commercial register (Handelsregister) at the local court (Amtsgericht) of Munich, Germany, under HRB 224131, with registered headquarters at Waldmeisterstraße 93, 80935 Munich, Germany, and (ii) Sono Group S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg, having its registered office at 8 Avenue de la Gare, L-1610 Luxembourg, Grand Duchy of Luxembourg, which was funded with $14,067.60 (€12,000) for purposes of providing share capital and had no operations during the six months ended June 30, 2026. On May 4, 2026, Sono N.V. sold Sono Motors GmbH pursuant to a Share Purchase and Transfer Agreement, dated May 4, 2026 (the “SPA”), as a result of which Sono N.V. ceased to be the ultimate parent of Sono Motors GmbH on May 4, 2026. Hereinafter, unless otherwise indicated or the context otherwise requires, the terms “Sono Group”, “Sono”, “the Company”, “we”, “our”, “us” or similar terms, refer to Sono N.V. together with its consolidated subsidiaries for the periods presented.

Sono Group historically intended to develop and manufacture electric vehicles with integrated solar panels (the “Sion passenger car program”) and to license its solar technology to other Original Equipment Manufacturers (“OEMs”). On February 24, 2023, the Company announced the decision to terminate the Sion passenger car program and to pivot the business model to exclusively retrofitting and integrating Sono Group’s solar technology onto third party vehicles due to lack of available funding. As a consequence, management determined to apply for the opening of self-administration proceedings with respect to Sono N.V. and Sono Motors GmbH (the “Self-Administration Proceedings”) on May 15, 2023. Sono N.V. withdrew its application for Preliminary Self-Administration Proceedings on January 31, 2024, and Sono Motors GmbH exited its Self-Administration Proceedings on February 29, 2024. The Company reconsolidated Sono Motors GmbH effective March 1, 2024 following its exit from the Self-Administration Proceedings.

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to Sono Motors GmbH and to exit the legacy solar operations conducted through Sono Motors GmbH, with immediate effect. On the same date, the Company’s management board, with the approval of the supervisory board, adopted a digital asset treasury strategy (the “Treasury Strategy”). Under the Treasury Strategy, the principal holding in the Company’s treasury reserve on its balance sheet is allocated to digital assets, principally Bitcoin(“Bitcoin” or “BTC”), by applying a covered-call yield strategy. In connection with the Treasury Strategy, on March 10, 2026, the Company entered into a 2002 ISDA Master Agreement, a related Schedule and a Credit Support Annex with Blockchain.com (BVI) II Limited (“Blockchain.com”), facilitating the Company to enter into derivative and/or hedging transactions to manage the risk associated with the Treasury Strategy.

As of March 31, 2026, management concluded that Sono Motors GmbH met the criteria to be classified as held for sale and that the planned disposition (which was completed on May 4, 2026, as further described in Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale)) represents a strategic shift that has had, or will have, a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Sono Motors GmbH have been presented as discontinued operations, and the related assets and liabilities have been presented as assets and liabilities of discontinued operations classified as held for sale, for all periods presented. On May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of Sono Motors GmbH to third-party purchasers. See Note 3 (Liquidity and Going Concern Analysis), Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), Note 5 (Digital Assets), Note 6 (Written Covered Bitcoin Call Options), and Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) for additional information.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On a consolidated basis, the Company’s operations during the periods presented are comprised of the parent company, Sono N.V., and, through the May 4, 2026 sale and deconsolidation of Sono Motors GmbH, Sono Motors GmbH. All significant intercompany transactions and balances have been eliminated upon consolidation. Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, including the presentation of Sono Motors GmbH as a discontinued operation. In addition, effective January 1, 2026, the Company changed its reporting currency from the euro to the U.S. dollar, and all prior-period financial information presented in these unaudited condensed consolidated financial statements has been recast into U.S. dollars as if the U.S. dollar had been the Company’s reporting currency since the earliest period presented. See Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) for additional information regarding the change in reporting currency.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation, consisting of normal recurring adjustments and the non-recurring classification, reporting-currency, fair-value, discontinued-operations and financing-related adjustments described in these notes. Results for the three and six months ended June 30, 2026 are not necessarily indicative of results for the full fiscal year.

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

Effective January 1, 2026, Sono Group N.V. determined that its functional currency is the U.S. dollar. Through the May 4, 2026 sale of Sono Motors GmbH, Sono Motors GmbH continued to have the euro as its functional currency. Assets and liabilities of euro-functional operations are translated into U.S. dollars at period-end exchange rates, and revenues, expenses, gains and losses are translated at transaction-date rates or appropriate weighted-average exchange rates. Translation effects are recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

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

The Company values written covered Bitcoin call options using a Black-Scholes option pricing model, with key inputs including the Bitcoin spot price, option strike price, contractual term, and implied volatility derived from observable Bitcoin options market data where available. The embedded conversion derivative liabilities are valued using a Monte Carlo simulation model, with key unobservable inputs including the Company's estimated credit-adjusted discount rate, probability-weighted conversion assumptions, and expected term. Changes in these inputs could result in materially different fair value measurements.

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

Leases

The Company accounts for leases under ASC 842, Leases. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement. Lease expense is recognized on a straight-line basis over the lease term. The Company determined its incremental borrowing rate at the commencement of the Munich lease on May 1, 2026 by reference to the rate at which the Company could borrow funds on a collateralized basis over a similar term and in a similar economic environment to the lease, taking into consideration the Company's credit profile, the EUR-denominated nature of the lease, the going concern conditions existing at the commencement date, and the terms of the Company's outstanding convertible debentures as a market reference point for the Company’s cost of borrowing. The Company has elected the short-term lease recognition exemption for leases with terms of twelve months or less. Through May 4, 2026, the Company’s lease balances, including right-of-use assets, related to Sono Motors GmbH and were included in discontinued operations and the disposal group classified as held for sale; effective May 1, 2026, the right-of-use asset and lease liability for the Munich lease were re-established within continuing operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax balances are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. The Company establishes a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2026 and December 31, 2025, the Company maintains full valuation allowances against its deferred tax assets, reflecting the uncertainty regarding their realizability given the Company's history of cumulative losses and going concern conditions. The Company does not currently have any unrecognized tax benefits. See Note 11 (Income Taxes) for additional information.

Reporting Operating Segment

The Company reports its segment information to reflect the manner in which the Company's Chief Operating Decision Maker ("CODM") reviews and assesses performance. The Company's Chief Executive Officer has the responsibility as the CODM to review and assess the performance of the Company as a whole. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss).

Recently Adopted and Recently Issued Pronouncements

Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles, Goodwill and Other, Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The guidance requires in-scope crypto assets to be measured at fair value, with changes in fair value recognized in net income each reporting period and requires separate presentation and disclosure of crypto assets. The adoption did not have a material impact on the Company’s consolidated financial statements upon adoption because the Company did not hold material crypto assets at the adoption date. The guidance is applicable to the Company’s Bitcoin holdings acquired in connection with the Company’s digital asset treasury strategy (the “Treasury Strategy”).

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance requires additional note disclosures about specified categories of expenses included in certain expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of the guidance on its disclosures.

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

As of June 30, 2026, the Company had cash and cash equivalents of $166 thousand, an accumulated deficit of $339.2 million, $4,118 thousand of Bitcoin measured at fair value, $5,050 thousand of convertible debenture principal outstanding and $5,049 thousand of convertible notes payable, net, including bifurcated embedded conversion derivative liabilities. For the six months ended June 30, 2026, the Company recognized a loss from continuing operations of $3,335 thousand and a net loss of $5,792 thousand. The Company has incurred recurring operating losses and historically negative cash flows from operations since inception, primarily attributable to Sono Motors GmbH. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2026, management completed financing transactions and strategic actions related to the Company’s transition to the Treasury Strategy and its exit from legacy solar operations. The Company raised aggregate gross proceeds of approximately $7.1 million through the issuance of three secured convertible debentures to Yorkville on January 26, 2026, February 19, 2026 and March 10, 2026, respectively, in the aggregate principal amount of $4.35 million (the “Q1 2026 Debentures”), the issuance to Yorkville on March 10, 2026 of a pre-funded warrant for aggregate proceeds of $2.0 million, and the issuance to Yorkville on April 28, 2026 of an additional secured convertible debenture in the aggregate principal amount of $700 thousand (the “April 2026 Debenture”). A substantial portion of these proceeds was used to implement the Treasury Strategy, including the acquisition of Bitcoin and the establishment of the Company’s institutional framework with Blockchain.com under the ISDA Master Agreement and the related Schedule and Credit Support Annex. Management also terminated all current and future funding commitments to Sono Motors GmbH and completed the Company’s exit from the legacy solar operations through the execution and consummation of the SPA pursuant to which Sono Motors GmbH was sold on May 4, 2026, as further described in Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale). These actions are relevant to management’s liquidity plans but did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s plans to address these conditions include obtaining additional financing through further issuances of debt and equity securities, including pursuant to the Company’s effective shelf registration statement, sales of a portion of the Company’s Bitcoin holdings, and premium income generated from writing covered call options pursuant to the Treasury Strategy. The Company’s Bitcoin holdings serve as collateral for outstanding written covered call options, which are written on a weekly basis, and are available for sale upon expiration of the applicable options. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all, or that sales of digital assets, at then-prevailing prices, together with premium income, will be sufficient to fund the Company’s obligations as they become due. In addition, the Company expects to continue to incur professional fees and other transaction costs in connection with the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), the completion of which is not assured.

The Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex described in Note 5 (Digital Assets) and Note 6 (Written Covered Bitcoin Call Options), and the maturities of the convertible debentures issued during the six months ended June 30, 2026, which mature in 2027 and may require refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the Company will continue as a going concern.

4. Discontinued Operations and Assets and Liabilities Held for Sale

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to Sono Motors GmbH and to exit the legacy solar operations conducted through Sono Motors GmbH with immediate effect. The Company was in negotiations to sell Sono Motors GmbH before March 31, 2026 and executed the SPA on May 4, 2026. Management concluded that Sono Motors GmbH met the criteria to be classified as held for sale as of March 31, 2026 and that the planned disposition (which was completed on May 4, 2026, as further described in Note 4) represents a strategic shift that has had, or will have, a major effect on the Company’s operations and financial results.

Management’s held-for-sale conclusion was based on the approval of a plan to sell Sono Motors GmbH, management’s commitment to the plan, active negotiations with a buyer, the availability of the disposal group for immediate sale in its then-present condition subject only to customary closing conditions, the expectation that the sale would be completed within one year, and the determination that actions required to complete the plan indicated it was unlikely that significant changes would be made or that the plan would be withdrawn.

Management's analysis confirmed satisfaction of each of the six criteria required under ASC 360-10-45-9 for held-for-sale classification as of March 31, 2026: (i) management having the authority to approve the plan committed to a plan to sell the disposal group; (ii) the disposal group was available for immediate sale in its present condition; (iii) an active program to locate a buyer had been initiated; (iv) the sale was probable and expected to be completed within one year; (v) the disposal group was being actively marketed at a price reasonable in relation to its current fair value; and (vi) it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

The disposal group was measured at the lower of carrying amount or fair value less cost to sell. Based on the planned sale and nominal consideration subsequently documented in the executed SPA, management recognized a $519 thousand loss on classification as held for sale within discontinued operations, net of tax, during the three months ended March 31, 2026. The shareholder loan receivable from Sono Motors GmbH and corresponding payable of Sono Motors GmbH were intra-entity balances and were eliminated in consolidation while Sono Motors GmbH remained consolidated; accordingly, the shareholder loan was not included as a separate consolidated held-for-sale asset or impairment charge.

The results of operations of Sono Motors GmbH have been presented as discontinued operations for all periods presented. The related assets and liabilities have been presented separately as held for sale in the unaudited condensed consolidated balance sheets. Parent-company public-company costs, SEC reporting costs, financing costs, digital-asset treasury costs and general holding-company overhead remain in continuing operations unless directly attributable to the discontinued component. The discontinued operation was reported within the Company’s single reportable segment.

As of December 31, 2025, certain lease-related amounts recorded by Sono N.V. related to lease arrangements associated with Sono Motors GmbH and the legacy solar business; because the right-of-use assets and related lease liabilities were attributable to the discontinued component, those amounts are included in discontinued operations and in the disposal group classified as held for sale. Following the May 4, 2026 sale of Sono Motors GmbH, the Company remained the lessee under the Munich lease, and the related right-of-use asset and lease liability were re-established within continuing operations effective May 1, 2026; see Note 10 (Leases).

Major classes of assets of discontinued operations classified as held for sale (USD in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets	—	673
Inventories	—	238
Other disposal-group assets	—	496
Total assets of discontinued operations classified as held for sale	—	1,407

Major classes of liabilities of discontinued operations classified as held for sale (USD in thousands)	June 30, 2026	December 31, 2025
Lease liabilities	—	673
Other disposal-group liabilities	—	270
Total liabilities of discontinued operations classified as held for sale	—	943

	Three months ended June 30, 2026	Three months ended June 30, 2025
Loss of the disposal group, including operating results, held-for-sale measurement and translation	(345)	(1,246)
Loss from discontinued operations, net of tax	(345)	(1,246)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Loss of the disposal group, including operating results, held-for-sale measurement and translation	(1,356)	(2,731)
Loss from discontinued operations, net of tax	(1,356)	(2,731)

Discontinued operations cash-flow information (USD in thousands)	Three months ended June 30, 2026	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash of discontinued operations, beginning of period	205	38	1,301
Cash funding provided by the parent	—	708	1,666
Operating cash use of the disposal group, net	(14)	(555)	(2,711)
Cash of the disposal group derecognized at deconsolidation, April 30, 2026	(191)	(191)	—
Cash of discontinued operations, end of period	—	—	256

The following table reconciles total cash and cash equivalents, including amounts included in assets of discontinued operations classified as held for sale, to the amounts presented in the condensed consolidated statements of cash flows (USD in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents presented in continuing assets	166	205
Cash of discontinued operations included in assets held for sale	—	38
Total cash including discontinued operations	166	243

The condensed consolidated statements of cash flows presents only cash attributable to continuing operations in the beginning and ending balance line items. See above for a reconciliation of total cash to the amounts presented.

Upon the May 4, 2026 sale of Sono Motors GmbH and loss of control of Sono Motors GmbH, the Company deconsolidated Sono Motors GmbH, measured as of April 30, 2026, and recognized a loss on deconsolidation of $1,101 thousand, presented as a separate line item in the condensed consolidated statements of operations. The loss includes the reclassification of $1,223 thousand of cumulative foreign currency translation adjustments attributable to Sono Motors GmbH from accumulated other comprehensive income (loss) to earnings upon the loss of control, together with the derecognition of the carrying amounts of the assets and liabilities of Sono Motors GmbH and the nominal consideration received under the Share Purchase and Transfer Agreement.

5. Digital Assets

During the six months ended June 30, 2026, the Company acquired Bitcoin as part of the Treasury Strategy. The Company’s digital asset holdings consist of Bitcoin and are presented separately on the face of the unaudited condensed consolidated balance sheets. See Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) for the Company’s accounting policies for crypto assets, written covered Bitcoin call options and digital asset treasury income (loss), net, and Note 7 (Fair Value Measurements) for the related fair value measurement disclosures.

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

Digital asset rollforward (USD in thousands, except BTC units and USD price per BTC)	BTC units	USD amount
Balance, January 1, 2026	—	—
Bitcoin purchased	68.49	5,000
Option premiums settled in Bitcoin	3.12	70
Bitcoin delivered on calls exercised in the money	(1.82)	(124)
Fair value remeasurement, net (including value of May-June in-kind premiums)	—	(828)
Balance, June 30, 2026 (at $59,007.48 per Bitcoin)	69.78	4,118

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

The digital asset rollforward reflects activity through June 30, 2026. The June 30, 2026 balance includes the original 68.49313568 BTC collateral deposit plus 1.29086595 BTC of cumulative premiums from written covered Bitcoin calls that expired out of the money.

6. Written Covered Bitcoin Call Options

The Company writes covered Bitcoin call options and receives option premiums. During the six months ended June 30, 2026, the Company received 1.29086595 BTC of premiums on written covered Bitcoin call options that expired out of the money before the end of the applicable option terms. Written call options are derivative liabilities while outstanding. Premiums received are not revenue from contracts with customers and are recognized through derivative fair-value remeasurement, expiration, close-out or settlement. The written-call strategy may generate premium income but may also limit the Company’s participation in increases in Bitcoin prices and expose the Company to derivative valuation, collateral, counterparty, settlement and liquidity risks.

At June 30, 2026, the Company recognized an $8 thousand derivative liability for the open written covered Bitcoin call position. The liability was measured at fair value using BTC-USD market inputs observed at June 30, 2026 from the market in which the Company transacts through Blockchain.com, rounded to the nearest thousand. The fair value of written-call liabilities may increase with increases in Bitcoin spot price, implied volatility or remaining contractual term.

Written covered-call derivative liability rollforward (USD in thousands)	Amount
Written-call liabilities recognized at fair value	41
Liabilities released on expiration or settlement	(32)
Written covered-call liability, June 30, 2026 (contract expiring 7/3/26, strike $63,000)	8
Covered-call option income, net (within digital asset treasury loss, net)	93
Losses on calls exercised in the money - Bitcoin delivered	(124)

7. Fair Value Measurements

The Company measures Bitcoin and derivative liabilities at fair value in accordance with ASC 820. For directly held Bitcoin, management identified the market in which the Company transacts through Blockchain.com as the principal market for the Company’s Bitcoin treasury transactions. Because Bitcoin trades continuously and does not have a single exchange closing time, the Company measures its period-end Bitcoin position using the BTC-USD spot price observed from that principal market at 23:59:59 UTC on the reporting date. For June 30, 2026, the spot price used was $59,007.48 per BTC. Bitcoin is classified as Level 1 because the valuation uses an observable quoted price in an active market. Written covered-call derivative liabilities and embedded conversion derivative liabilities are classified as Level 3 because valuation includes significant unobservable inputs. The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2025. The fair value hierarchy and Level 3 rollforward below present the same June 30, 2026 embedded conversion derivative liability balance as the balance sheet caption for derivative liabilities for embedded conversion features and the convertible debt table in Note 8. (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants).

Fair value hierarchy by instrument (USD in thousands)	June 30, 2026 total fair value	Level 1	Level 2	Level 3
Bitcoin digital assets	4,118	—	—	—
Embedded conversion derivative liabilities	—	—	—	1,236
Written covered Bitcoin call derivative liability	—	—	—	8

Level 3 derivative liability rollforward (USD in thousands)	Embedded conversion derivative liability	Written covered Bitcoin call derivative liability
Balance, January 1, 2026	—	—
Initial recognition at issuance	1,698	41
Change in fair value recognized in earnings, net	(462)	—
Settlements, expirations and releases	—	(32)
Balance, June 30, 2026	1,236	8

Instrument	Fair value hierarchy	Valuation technique / significant inputs
Bitcoin	Level 1	BTC-USD spot price observed from the market in which the Company transacts through Blockchain.com at 23:59:59 UTC on June 30, 2026; spot price used was $59,007.48 per BTC.
Written covered Bitcoin call options	Level 3	Open written covered Bitcoin call position at June 30, 2026; liability of $8 thousand measured using June 30, 2026 BTC-USD market inputs, including the spot price of $59,007.48 per BTC, and the remaining contractual term of the open written call.
Embedded conversion derivative liabilities	Level 3	Monte Carlo simulation for convertible-debenture embedded conversion features using SSM stock price $6.33, expected volatility 110.0%, risk-free rate 4.25%, expected term 0.85 years, conversion/floor terms and probability-weighted settlement assumptions.

8. Convertible Notes, Embedded Derivatives and Pre-Funded Warrants

During the six months ended June 30, 2026, the Company issued four convertible debentures and one pre-funded warrant to YA II PN, Ltd. The following tables summarize the contractual terms and reconcile the related debt host, embedded conversion derivative liability, accrued interest payable, pre-funded warrant proceeds and APIC allocation to the balance sheet, statement of operations, statement of cash flows and shareholders’ equity presentation.

Convertible debenture terms	January Debenture	February Debenture	March Debenture	April Debenture
Issue date	Jan. 26, 2026	Feb. 19, 2026	Mar. 10, 2026	Apr. 28, 2026
Principal amount	$600,000	$750,000	$3,000,000	$700,000
Maturity	Jan. 26, 2027	Feb. 19, 2027	Mar. 10, 2027	Apr. 28, 2027
Interest rate	12%; 18% upon event of default	12%; 18% upon event of default	12%; 18% upon event of default	12%; 18% upon event of default
Fixed conversion price (ceiling)	$18.75	$18.75	$18.75	$18.75
Variable conversion price	85% of lowest daily VWAP over 7 trading days, subject to floor	Same	Same	Same
Floor price	$1.42	$1.45	$1.39	$1.28

Convertible debt, warrant and related financial statement presentation reconciliation (USD in thousands)	Amount, KUSD
Gross convertible notes payable	5,050
Unamortized debt discount	(1,237)
Convertible notes payable, net of discount	3,813
Embedded conversion derivative liability	1,236
Convertible notes payable, net, as presented on the condensed consolidated balance sheet	5,049
Accrued interest payable	189
Pre-funded warrant - additional paid-in capital, at the corrected allocation	1,964
Six months ended June 30, 2026:
Gain on change in fair value of embedded conversion derivatives	462
Coupon interest expense	(189)
Amortization of debt discount	(424)
Total interest expense	(614)

The embedded conversion features were bifurcated and recognized as derivative liabilities measured at fair value. Changes in fair value are recognized in earnings. Debt discount is amortized to interest expense over the expected term of the convertible debentures. The balance sheet presents the convertible debt host, net of unamortized discount, together with the bifurcated embedded conversion derivative liabilities in a single caption, convertible notes payable, net. Accrued interest payable is presented separately because it represents separately accrued contractual coupon interest. Cash proceeds from convertible debentures and pre-funded warrants are presented as financing cash inflows, the pre-funded warrant APIC allocation is presented within shareholders’ equity, and the embedded conversion derivative liabilities and convertible debt host are presented in a single balance sheet caption, with the components disclosed in the table above.

9. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable and accrued expenses detail (USD in thousands)	June 30, 2026	December 31, 2025
Legal fees	1,447	635
Accounting and auditing fees	38	103
Other accounts payable and accrued expenses	406	116
Total accounts payable and accrued expenses	1,891	854

Balance sheet caption (USD in thousands)	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	1,891	854
Accrued interest payable	189	—
Withholding and other tax liabilities	—	—
Liabilities of discontinued operations held for sale	—	943

10. Leases

The Company accounts for leases under ASC 842, Leases. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Because the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected the short-term lease recognition exemption for leases with terms of twelve months or less. In addition, the Company elected the practical expedient to combine lease and non-lease components.

The Company’s lease balances relate to the office building lease located at Waldmeisterstraße 93, 80935 Munich, Germany, originally associated with Sono Motors GmbH and the legacy solar business. The lease commenced March 1, 2021 with a 122-month term ending April 30, 2031. Through May 4, 2026, the related right-of-use asset and lease obligations were included in assets and liabilities of discontinued operations classified as held for sale because the lease was associated with the discontinued component; lease cost and cash paid for lease liabilities for periods through May 31, 2026, including the May 2026 rent settled through Sono Motors GmbH, related to the discontinued component and are included in the discontinued operations amounts disclosed in Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale). Following the May 4, 2026 sale of Sono Motors GmbH, the Company remained the lessee under the lease, and the related right-of-use asset and lease liability were re-established within continuing operations effective May 1, 2026.

The lease is denominated in euros and provides for fixed monthly payments of EUR 13,954.25. The right-of-use asset and lease liability were re-established at EUR 549,522.12, translated at the April 30, 2026 spot rate of 1.1736, or $645 thousand, and the lease is measured in U.S. dollars from that date at a fixed monthly amount of $16,377 over the 60 months remaining in the lease term at that date, using a weighted-average discount rate of 18.0%. Occupancy charges for parking and waste disposal are not included in the measurement of the lease liability and are recognized as variable lease cost as incurred, together with differences between the fixed U.S. dollar amount and the U.S. dollar cost of the euro payment settled on the payment date. The lease has no renewal options that the Company is reasonably certain to exercise and no residual value guarantees. As of June 30, 2026, the operating lease right-of-use asset and operating lease liability were $631 thousand each.

In connection with the Share Purchase and Transfer Agreement described in Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), the Company and the buyer agreed to use their best efforts to transfer the Munich lease to Sono Motors GmbH as lessee by no later than June 30, 2026, with a full release of the Company from further liability under the lease. The transfer was not completed as of June 30, 2026. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) for the related disclosures.

Following the May 4, 2026 sale of Sono Motors GmbH, the Company no longer occupies the Munich premises. Management identified the vacancy as a triggering event and evaluated the operating lease right-of-use asset for impairment under ASC 360-10-35. Because the Company retains both the intent and the ability to obtain economic benefit from the leased premises, through a transfer of the lease, a successor lessee or a negotiated termination with the landlord, the right-of-use asset has not been abandoned, and the asset was evaluated under the held and used model. For purposes of the assessment, the right-of-use asset was evaluated as its own asset group because the cash flows expected from the premises are largely independent of the cash flows of the Company’s other assets. Management concluded that the carrying amount of the right-of-use asset was recoverable at June 30, 2026, and no impairment was recognized. The assessment requires significant judgment, including estimates of the amount and timing of the cash flows expected from a transfer, a successor lessee or a negotiated termination, and a change in those estimates could result in an impairment charge in a future period.

Components of lease cost

The components of lease cost recognized in continuing operations were as follows (USD in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Operating lease cost	16	16
Variable lease cost	2	2
Short-term lease cost	—	—
Total lease cost	18	18

Operating lease cost of $16 thousand represents the June 2026 fixed monthly lease cost under the U.S. dollar lease schedule, the single month of lease cost recognized in continuing operations for both periods presented; the May 2026 lease cost was settled through Sono Motors GmbH and is included in loss from discontinued operations, net of tax (Note 4). Variable lease cost represents the parking and waste-disposal occupancy charges and the settlement difference on the June payment. Total lease cost equals the June 2026 building lease cost recorded in general and administrative expenses.

Supplemental cash flow and non-cash information

Supplemental cash flow and non-cash information related to the operating lease were as follows (USD in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Operating cash flows from operating leases	16	16
Right-of-use asset obtained in exchange for new operating lease liability (non-cash)	645	645

Balance sheet classification

The following table presents the classification of the operating lease right-of-use asset and operating lease liability on the condensed consolidated balance sheet (USD in thousands):

June 30, 2026
Operating lease right-of-use asset	631
Operating lease liability, current portion	90
Operating lease liability, non-current portion	541
Total operating lease liability	631

The current portion of the operating lease liability represents the present value of the 12 monthly payments due within the twelve months following June 30, 2026.

Maturity analysis of operating lease liability

The following table presents the maturity analysis of the Company’s operating lease liability at June 30, 2026, and a reconciliation of the undiscounted lease payments to the present value of the lease payments recognized on the condensed consolidated balance sheet (USD in thousands):

Period ending December 31,	Undiscounted lease payments	Less: imputed interest	Present value of lease payments
Remainder of 2026 (six months)	98	55	43
2027	196	98	98
2028	197	79	118
2029	197	56	141
2030	196	28	168
2031	65	2	63
Total	949	318	631

The present value of lease payments of $631 thousand equals the operating lease liability recognized on the condensed consolidated balance sheet at June 30, 2026. Undiscounted lease payments comprise the 58 monthly payments of $16,377 remaining at June 30, 2026, payable through April 30, 2031.

Weighted-average lease term and discount rate

June 30, 2026
Weighted-average remaining lease term (in years)	4.83
Weighted-average discount rate	18.0%

The weighted-average discount rate of 18.0% reflects the Company's incremental borrowing rate at the May 2026 commencement date of the Munich lease, determined by reference to the Company's current cost of secured borrowing as evidenced by the terms of the convertible debentures issued during 2026, adjusted for the collateralized nature, EUR denomination, and term of the lease obligation, and taking into account the going concern conditions existing at the commencement date.

11. Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025. The Company continues to maintain valuation allowances against deferred tax assets where realization is not more likely than not. Income tax expense associated with discontinued operations was not material for the periods presented.

The Company accounts for income taxes under the asset and liability method as described in Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies). The Company is subject to income taxation in the Netherlands and, for periods prior to the May 4, 2026 sale of Sono Motors GmbH, in Germany through its subsidiary. The Company recorded no income tax expense or benefit for the three and six months ended June 30, 2026, or for the three and six months ended June 30, 2025. The absence of income tax expense reflects the Company's full valuation allowance position against its net deferred tax assets. The Company continues to maintain full valuation allowances against deferred tax assets in all jurisdictions where realization is not more likely than not, reflecting the Company's history of cumulative losses and the uncertainty regarding future taxable income described in Note 3 (Liquidity and Going Concern Analysis). Income tax expense or benefit associated with discontinued operations was not material for the periods presented. The Company does not currently have material unrecognized tax benefits or significant uncertain tax positions.

12. Shareholders’ Equity (Deficit)

During the six months ended June 30, 2026, the Company recognized $1,964 thousand of additional paid-in capital related to pre-funded warrants. Nominal values of the Company’s share capital are denominated in euros under Dutch corporate law.

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

Share capital	Authorized	Issued and outstanding at June 30, 2026	Issued and outstanding at December 31, 2025	Nominal value under Dutch corporate law
Ordinary shares	120,000,000	1,424,834	1,424,834	EUR 0.01
High voting shares	40,000	40,000	40,000	EUR 0.25
Preferred shares	1,401	1,401	1,401	EUR 300.00

13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted net income (loss) per share gives effect to potentially dilutive securities when their effect is dilutive. For the three and six months ended June 30, 2026 and the three months ended June 30, 2025, potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because the Company reported a net loss for those periods and their inclusion would have been anti-dilutive; diluted weighted-average shares outstanding therefore equal basic for those periods. For the six months ended June 30, 2025, the computation of diluted net income per share includes the dilutive effect of potential ordinary shares relating to the convertible notes outstanding during that period.

Net income (loss) per share	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Numerator:
Income (loss) from continuing operations	(2,331)	722	(3,335)	11,509
Loss from discontinued operations, net of tax, including loss on deconsolidation	(1,446)	(1,246)	(2,457)	(2,731)
Net income (loss)	(3,777)	(524)	(5,792)	8,778
Denominator:
Weighted average shares outstanding - basic	1,464,834	1,449,921	1,464,834	1,449,919
Dilutive effect of potential ordinary shares	—	—	—	9,424,135
Weighted average shares outstanding - diluted	1,464,834	1,449,921	1,464,834	10,874,054
Net income (loss) per share - basic:
Continuing operations	(1.59)	0.50	(2.28)	7.94
Discontinued operations, including deconsolidation	(0.99)	(0.86)	(1.67)	(1.89)
Net income (loss) per share - basic	(2.58)	(0.36)	(3.95)	6.05
Net income (loss) per share - diluted:
Continuing operations	(1.59)	0.50	(2.28)	1.06
Discontinued operations, including deconsolidation	(0.99)	(0.86)	(1.67)	(0.25)
Net income (loss) per share - diluted	(2.58)	(0.36)	(3.95)	0.81

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

The Company’s commitments and contingencies include matters associated with the exit from Sono Motors GmbH, lease-related obligations included in the discontinued operations disposal group, public-company obligations, financing arrangements and the Treasury Strategy.

Exit from Sono Motors GmbH. Matters associated with the May 4, 2026 sale of Sono Motors GmbH, including residual obligations and indemnification matters arising under the sale and purchase agreement. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) for additional information.

Munich Lease Obligations. Subsequent to the May 4, 2026 sale of Sono Motors GmbH, the Company remains the lessee under the lease for the Munich premises formerly used by Sono Motors GmbH. In June 2026, preliminary insolvency proceedings were opened with respect to Sono Motors GmbH. As a result, the contemplated transfer of the Munich lease to the new owners of Sono Motors GmbH has not been completed, and the Company continues to be obligated under the lease, which has a remaining term through April 30, 2031 and aggregate undiscounted future payments of approximately $949 thousand. The Company is monitoring the status of the insolvency proceedings and their potential impact on the Company's lease obligations. See Note 10 (Leases) for the maturity analysis of the Munich lease liability.

Public-Company Obligations. Matters associated with the Company's ongoing public-company reporting obligations, including obligations and costs related to the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events).

Financing Arrangements. Matters associated with the Company's convertible debentures issued to Yorkville during 2026, including the debentures' maturity in 2027 and potential obligations upon conversion or at maturity. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) and Note 15 (Related Party Transactions) for additional information.

Treasury Strategy. Matters associated with the Company's Bitcoin collateral obligations under the ISDA Master Agreement and Credit Support Annex with Blockchain.com, and risks arising from written covered Bitcoin call options. See Note 2 (Basis of Presentation), Note 3 (Liquidity and Going Concern Analysis), Note 5 (Digital Assets) and Note 6 (Written Covered Bitcoin Call Options) for additional information.

15. Related Party Transactions

The Company evaluates relationships and transactions for related-party disclosure under applicable SEC and U.S. GAAP requirements. The Company considered its financing arrangements, preferred share arrangements, voting limitations, conversion rights, applicable beneficial-ownership limitations, including the 4.99% limitation, and other contractual arrangements with Yorkville in evaluating related-party disclosure. Based on this evaluation and consistent with the Company’s historical treatment of similar arrangements, management identified Yorkville as a related party on the basis that YA II PN, Ltd. is the sole holder of the Company’s outstanding Preferred Shares, which constitute 100% of that class of the Company’s issued share capital, and that Yorkville has maintained a long-standing and material financing relationship with the Company. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) and Note 12 (Shareholders’ Equity) for additional information. No additional related-party transactions have been identified other than matters disclosed elsewhere in this Quarterly Report relating to financing, governance and the disposition of the legacy solar operations conducted through Sono Motors GmbH.

16. Subsequent Events

Proposed Redomiciliation Transaction

On July 14, 2026, the Company’s management board and supervisory board unanimously approved a proposal to change the legal seat of the Company from the Netherlands, via Luxembourg, to the State of Delaware, to be effected through two substantially concurrent transactions: (i) a cross-border merger of the Company with and into Sono Group S.à r.l., a wholly owned Luxembourg subsidiary of the Company to be transformed into a public limited company (société anonyme) prior to the merger (“Sono Luxembourg”), with Sono Luxembourg being the surviving entity and succeeding the Company as the SEC registrant, and (ii) as soon as practicable thereafter, the conversion of Sono Luxembourg into a corporation organized under the laws of the State of Delaware under the name “Sono Group, Inc.” (collectively, the “Redomiciliation Transaction”). On July 15, 2026, Sono Luxembourg filed with the SEC a registration statement on Form S-4 (File No. 333-297478), as amended by Amendment No. 1 to the registration statement filed with the SEC on August 4, 2026 (the “Registration Statement”), which includes a proxy statement/prospectus for the extraordinary general meeting of the Company’s shareholders to be held for the purpose of voting on the Redomiciliation Transaction and the other proposals described in the Registration Statement, and which has not yet been declared effective by the SEC. Completion of the Redomiciliation Transaction is subject to, among other things, the Registration Statement having been declared effective by the SEC, receipt of the requisite approval by the Company’s shareholders, submission of a notification form to the Nasdaq Capital Market, and the lapse of certain mandatory waiting periods and the fulfillment of statutory formalities under Dutch and Luxembourg law, and there can be no assurance as to whether or when the proposed Redomiciliation Transaction will be completed. The Redomiciliation Transaction is structured to preserve shareholders’ existing economic and voting interests in the Company, and, if completed, will change only the Company’s jurisdiction of incorporation and legal form and is expected to be accounted for as a reorganization of entities under common control, with no significant impact on the Company’s consolidated financial statements, other than professional fees and other transaction costs, which are expensed as incurred. For a description of the treatment of each class of the Company’s shares in the Redomiciliation Transaction, refer to the Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”) and our audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026 (our “2025 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K and those referred to in Part II, Item 1A of this Quarterly Report, including risks relating to the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), as updated from time to time in our other filings with the SEC. You should carefully read those sections titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below.

During the period from January 1, 2026 through March 14, 2026, Sono Group N.V. (“Sono N.V.”) conducted its business through its subsidiary, Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (Sono Motors GmbH). Unless otherwise indicated or the context otherwise requires, the terms “Sono Group”, “Sono”, “the Company”, “we”, “our”, “us” or similar terms refer to Sono Group N.V. together with its consolidated subsidiaries for the periods presented. On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to Sono Motors GmbH and to exit the legacy solar operations conducted through Sono Motors GmbH with immediate effect. On May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of Sono Motors GmbH to third-party purchasers; see “Recent Developments” below and Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

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

●	the price and volatility of Bitcoin and other digital assets, and the related impact on our financial condition, results of operations and liquidity;

●	our exit from the legacy solar operations conducted through Sono Motors GmbH, which was completed on May 4, 2026 through the execution and consummation of the SPA pursuant to which the Company sold Sono Motors GmbH on May 4, 2026;

●	the planned solicitation of the ratification by our shareholders of our engagement in the Treasury Strategy at an extraordinary general meeting of shareholders;

●	our ability to maintain compliance with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”);

●	our liquidity and our ability to continue as a going concern;

●	the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and our plans to remediate identified material weaknesses; and

●	our expectations regarding the regulatory environment for digital assets and the development of the markets in which we operate.

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

Business Overview

During the period from January 1, 2026 through March 14, 2026, our business consisted of the legacy solar operations conducted through Sono Motors GmbH.

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to Sono Motors GmbH and to exit the legacy solar operations conducted through Sono Motors GmbH with immediate effect. The Company’s decision was driven by Sono Motors GmbH’s historical lack of profitability, which has resulted in the Company having to continuously provide funding to Sono Motors GmbH, and thus incur losses, and a determination by our management board that there was not a clear path for Sono Motors GmbH to achieve profitability in a reasonably desirable timeframe, and thereby avoid future losses to the Company. This decision was made in conjunction with the decision on March 14, 2026 by our management board, with the approval of our supervisory board, to adopt the Treasury Strategy effective that same day. Under the Treasury Strategy, the principal holding in our treasury reserve on our balance sheet is allocated to digital assets, principally Bitcoin (“Bitcoin” or “BTC”), by applying a covered-call yield strategy. The Treasury Strategy is projected to generate cash flow for the Company in the first year of its execution. The Company is also exploring other strategic alternatives to maximize shareholder value. We intend to solicit the ratification by our shareholders of our engagement in the Treasury Strategy at an extraordinary general meeting of shareholders. Under Dutch law, the ratification by our shareholders of our engagement in the Treasury Strategy is required to successfully implement the Treasury Strategy.

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

Through May 4, 2026, Sono Motors GmbH was presented as a discontinued operation and disposal group classified as held for sale; on May 4, 2026, Sono Motors GmbH was sold and deconsolidated. Our continuing operations consist of parent-company activities, public-company obligations, financing-related items and our digital asset treasury activities. As a result of these developments, our financial information for the periods presented in this Quarterly Report may in many respects not be comparable to our historical financial information.

We operate as a single business segment.

Recent Developments

Proposed Redomiciliation Transaction

On July 14, 2026, the Company’s management board and supervisory board unanimously approved a proposal to change the legal seat of the Company from the Netherlands, via Luxembourg, to the State of Delaware, to be effected through two substantially concurrent transactions: (i) a cross-border merger of the Company with and into Sono Luxembourg, a wholly owned Luxembourg subsidiary of the Company to be transformed into a public limited company (société anonyme) prior to the merger, with Sono Luxembourg being the surviving entity and succeeding the Company as the SEC registrant, and (ii) as soon as practicable thereafter, the conversion of Sono Luxembourg into a corporation organized under the laws of the State of Delaware under the name “Sono Group, Inc.”. Sono Luxembourg has filed with the SEC the Registration Statement, which includes a proxy statement/prospectus for the extraordinary general meeting of the Company’s shareholders to be held for the purpose of voting on the Redomiciliation Transaction and the other proposals described in the Registration Statement, and which has not yet been declared effective by the SEC. Completion of the Redomiciliation Transaction is subject to, among other things, the Registration Statement having been declared effective by the SEC, receipt of the requisite approval by the Company’s shareholders, submission of a notification form to the Nasdaq Capital Market, and the lapse of certain mandatory waiting periods and the fulfillment of statutory formalities under Dutch and Luxembourg law, and there can be no assurance as to whether or when the proposed Redomiciliation Transaction will be completed. The Redomiciliation Transaction is structured to preserve shareholders’ existing economic and voting interests in the Company, and, if completed, will change only the Company’s jurisdiction of incorporation and legal form. The Company expects to continue to incur professional fees and other transaction costs in connection with the Redomiciliation Transaction, which are expensed as incurred. See Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information, including the expected accounting treatment of the Redomiciliation Transaction, and Part II, Item 1A of this Quarterly Report for information regarding related risk factors.

Munich Lease and Insolvency of former subsidiary Sono Motors GmbH

In June 2026, preliminary insolvency proceedings (vorläufiges Insolvenzverfahren) were opened in Germany with respect to Sono Motors GmbH, the former subsidiary of the Company that was sold on May 4, 2026. The Company holds no ownership interest in, and has no funding commitments to, Sono Motors GmbH, and Sono Motors GmbH’s results are not included in the Company’s continuing operations. The Company remains the lessee under the lease agreement for the premises in Munich, Germany formerly used by Sono Motors GmbH in the legacy solar operations. The contemplated transfer of the lease to Sono Motors GmbH has not been completed as a result of the preliminary insolvency proceedings, and the Company is pursuing a transfer of the lease, a successor lessee or a negotiated termination of the lease with the landlord, while reserving its claims in respect of Sono Motors GmbH’s use of the premises. There can be no assurance as to the timing or outcome of these efforts, and the Company expects to remain obligated under the lease until a transfer, replacement or termination is completed. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Components of Our Results of Operations

Revenue

We did not generate revenue from continuing operations during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025. Revenue generated by the legacy solar operations conducted through Sono Motors GmbH has been presented within discontinued operations for all periods presented.

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

Change in Fair Value of Debt and Derivative Instruments

Change in fair value of debt and derivative instruments represents period-to-period fair-value remeasurements of (i) certain predecessor convertible notes that were accounted for under the fair-value election and (ii) the embedded conversion derivative liabilities bifurcated from the convertible debentures issued during 2026, which are accounted for using the debt-host plus embedded-derivative model, in each case with changes in fair value recognized in earnings. The fair-value election is not applicable to the convertible debentures issued during 2026; accordingly, remeasurements of convertible notes under the fair-value election are not expected to recur in respect of the convertible debentures issued during 2026. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Loss From Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax represents the results of operations of Sono Motors GmbH, which has been presented as a discontinued operation for all periods presented in connection with our decision to terminate funding to, and exit the legacy solar operations conducted through, Sono Motors GmbH. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Loss on Deconsolidation of Subsidiary

Loss on deconsolidation of subsidiary represents the loss recognized upon the sale of Sono Motors GmbH on May 4, 2026, measured as the difference between the consideration received and the carrying amount of Sono Motors GmbH's net assets at the date of deconsolidation, including the derecognition of Sono Motors GmbH's assets and liabilities and amounts of accumulated other comprehensive income (loss) attributable to Sono Motors GmbH reclassified to earnings, principally cumulative foreign currency translation adjustments. This line item relates to the completed exit from the legacy solar operations and is not expected to recur. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the period indicated:

	Three months ended June 30,
	2026	2025	Change
	(in thousands)
Digital asset treasury income (loss), net	(578)	–	(578)
General and administrative expenses	(1,401)	(768)	(633)
Loss from operations	(1,979)	(768)	(1,211)

Change in fair value of debt and derivative instruments	116	1,316	(1,200)
Interest expense, including amortization of debt discount	(468)	–	(468)
Foreign currency gain (loss), net	–	174	(174)
Income (loss) from continuing operations	(2,331)	722	(3,053)
Loss from discontinued operations, net of tax	(345)	(1,246)	901
Loss on deconsolidation of subsidiary	(1,101)	–	(1,101)
Net loss	(3,777)	(524)	(3,253)

Digital Asset Treasury Loss, Net

For the three months ended June 30, 2026, digital asset treasury loss, net was $578 thousand, consisting principally of unrealized fair-value remeasurement losses on Bitcoin holdings, partially offset by net premium income from written covered Bitcoin call options. We did not hold digital assets and did not write covered Bitcoin call options during the three months ended June 30, 2025.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses were $1,401 thousand, compared to $768 thousand for the three months ended June 30, 2025. The increase principally reflects higher professional fees associated with the convertible debenture and pre-funded warrant financings, the preparation of the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), the exit from the legacy solar operations and continuing public-company costs. General and administrative expenses related to the legacy solar operations have been presented within discontinued operations for all periods presented.

Change in Fair Value of Debt and Derivative Instruments

For the three months ended June 30, 2026, we recognized a net gain of $116 thousand on the change in fair value of debt and derivative instruments, compared to a gain of $1,316 thousand for the three months ended June 30, 2025. The amounts are not directly comparable between periods. The gain recognized in the 2025 period arose from the fair-value remeasurement of the predecessor convertible debentures, which were accounted for under the fair-value election; the fair-value election is not applicable to the convertible debentures issued during 2026, which are accounted for using the debt-host plus embedded-derivative model, and the amount recognized in the 2026 period accordingly reflects changes in the fair value of the embedded conversion derivative liabilities associated with those debentures. The three-month 2026 amount presents the quarter after allocating the correction recorded on April 1, 2026 to the first quarter, to which it relates; see Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies). See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Interest Expense, Including Amortization of Debt Discount

For the three months ended June 30, 2026, interest expense, including amortization of debt discount, was $468 thousand, consisting of accrued coupon interest on the convertible debentures and amortization of the related debt discount. There was no comparable interest expense recognized in continuing operations for the three months ended June 30, 2025, because the predecessor convertible notes were accounted for at fair value, with all changes in fair value recognized within the fair-value line item.

Foreign Currency Loss, Net

For the three months ended June 30, 2026, we recorded no foreign currency gain or loss within continuing operations. For the three months ended June 30, 2025, we recognized net foreign currency gains of $174 thousand within continuing operations.

Loss From Discontinued Operations, Net of Tax

For the three months ended June 30, 2026, loss from discontinued operations, net of tax was $345 thousand, compared to $1,246 thousand for the three months ended June 30, 2025. The decrease reflects the wind-down of operating activity at Sono Motors GmbH following our March 14, 2026 decision to terminate funding to, and exit, the legacy solar operations, and the May 4, 2026 sale of Sono Motors GmbH, after which Sono Motors GmbH’s results are no longer included in the Company’s results.

Loss on Deconsolidation of Subsidiary

For the three months ended June 30, 2026, we recognized a loss on deconsolidation of Sono Motors GmbH of $1,101 thousand in connection with the May 4, 2026 sale of Sono Motors GmbH, with no comparable amount in the 2025 period. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Net Loss

For the three months ended June 30, 2026, we reported a net loss of $3,777 thousand, compared to a net loss of $524 thousand for the three months ended June 30, 2025. The increase in net loss principally reflects the $1,101 thousand loss on deconsolidation of Sono Motors GmbH, a lower net gain on the change in fair value of debt and derivative instruments ($116 thousand in the 2026 period, compared to $1,316 thousand in the 2025 period, which is not directly comparable, as described above), higher general and administrative expenses (an increase of $633 thousand, from $768 thousand in the 2025 period to $1,401 thousand in the 2026 period), the digital asset treasury loss, net, of $578 thousand and interest expense of $468 thousand on the convertible debentures issued during 2026, partially offset by a $901 thousand decrease in loss from discontinued operations.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the period indicated:

	Six months ended June 30,
	2026	2025	Change
	(in thousands)
Digital asset treasury income (loss), net	(890)	–	(890)
General and administrative expenses	(2,293)	(1,198)	(1,095)
Loss from operations	(3,183)	(1,198)	(1,985)

Change in fair value of debt and derivative instruments	462	12,191	(11,729)
Interest expense, including amortization of debt discount	(614)	–	(614)
Foreign currency gain (loss), net	–	516	(516)
Income (loss) from continuing operations	(3,335)	11,509	(14,844)
Loss from discontinued operations, net of tax	(1,356)	(2,731)	1,375
Loss on deconsolidation of subsidiary	(1,101)	–	(1,101)
Net loss	(5,792)	8,778	(14,570)

Digital Asset Treasury Loss, Net

For the six months ended June 30, 2026, digital asset treasury loss, net was $890 thousand, consisting principally of unrealized fair-value remeasurement losses on Bitcoin holdings, partially offset by net premium income from written covered Bitcoin call options. We did not hold digital assets and did not write covered Bitcoin call options during the three or six months ended June 30, 2025.

General and Administrative Expenses

For the six months ended June 30, 2026, general and administrative expenses were $2,293 thousand, compared to $1,198 thousand for the six months ended June 30, 2025. The increase principally reflects higher professional fees associated with the Treasury Strategy, the convertible debenture and pre-funded warrant financings, the preparation of the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), the exit from the legacy solar operations and continuing public-company costs. General and administrative expenses related to the legacy solar operations have been presented within discontinued operations for all periods presented.

Change in Fair Value of Debt and Derivative Instruments

For the six months ended June 30, 2026, we recognized a net gain of $462 thousand on the change in fair value of debt and derivative instruments, compared to a gain of $12,191 thousand for the six months ended June 30, 2025. As described under "Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025, Change in Fair Value of Debt and Derivative Instruments," the amounts are not directly comparable between periods: the 2025 gain arose from the fair-value remeasurement of the predecessor convertible debentures under the fair-value election, while the 2026 amount reflects changes in the fair value of the embedded conversion derivative liabilities associated with the convertible debentures issued during 2026, which are accounted for using the debt-host plus embedded-derivative model. The six-month amount is unaffected by the allocation of the correction described in Note 2. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Interest Expense, Including Amortization of Debt Discount

For the six months ended June 30, 2026, interest expense, including amortization of debt discount, was $614 thousand, consisting of accrued coupon interest on the convertible debentures and amortization of the related debt discount. There was no comparable interest expense recognized in continuing operations for the three or six months ended June 30, 2025, because the predecessor convertible notes were accounted for at fair value, with all changes in fair value recognized within the fair-value line item.

Foreign Currency Loss, Net

For the six months ended June 30, 2026, we recorded no foreign currency gain or loss within continuing operations, and for the six months June 30, 2025, we recognized net foreign currency gains of $516 thousand within continuing operations.

Loss From Discontinued Operations, Net of Tax

For the six months ended June 30, 2026, loss from discontinued operations, net of tax was $1,356 thousand, compared to $2,731 thousand for the six months ended June 30, 2025. The decrease reflects the wind-down of operating activity at Sono Motors GmbH following our March 14, 2026 decision to terminate funding to, and exit, the legacy solar operations, and the May 4, 2026 sale of Sono Motors GmbH, after which Sono Motors GmbH’s results are no longer included in the Company’s results.

Loss on Deconsolidation of Subsidiary

For the six months ended June 30, 2026, we recognized a loss on deconsolidation of Sono Motors GmbH of $1,101 thousand in connection with the May 4, 2026 sale of Sono Motors GmbH, with no comparable amount in the 2025 period. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Net Income (Loss)

For the six months ended June 30, 2026, we reported a net loss of $5,792 thousand, compared to net income of $8,778 thousand for the six months ended June 30, 2025. The change from net income to a net loss principally reflects a substantially lower net gain on the change in fair value of debt and derivative instruments ($462 thousand in the 2026 period, compared to $12,191 thousand in the 2025 period, which is not directly comparable, as described above), the $1,101 thousand loss on deconsolidation of Sono Motors GmbH, offset by a $1,375 thousand decrease in loss from discontinued operations, higher general and administrative expenses ($2,293 thousand in the 2026 period, compared to $1,198 thousand in the 2025 period, an increase of $1,095 thousand), the digital asset treasury loss, net, of $890 thousand, interest expense of $614 thousand on the convertible debentures issued during 2026 and a lower net foreign currency loss of $3 thousand in the 2026 period, compared to a net foreign currency gain of $516 thousand in the 2025 period.

Liquidity and Capital Resources

As of June 30, 2026, our cash and cash equivalents were $166 thousand, compared to $205 thousand as of December 31, 2025. Cash consists of cash in bank accounts.

We do not currently generate revenue from continuing operations and we continue to incur operating expenses related to holding-company overhead and public-company compliance costs. Following the adoption of the Treasury Strategy and the cessation of funding to Sono Motors GmbH in the first quarter of 2026, our liquidity position is principally dependent on the performance of our digital asset holdings and the cash flows generated through the Treasury Strategy, supplemented as necessary by external financing, including equity and equity-linked financings and debt instruments.

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

○	On February 12, 2025, the Company and Yorkville entered into an Omnibus Amendment to Transaction Documents (the “First Omnibus Amendment”), pursuant to which the parties agreed to modify the terms of the Securities Purchase Agreement to, among other things, provide for an immediate advance of $1 million of the Yorkville Commitment in the form of the First Debenture.

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

○

On March 10, 2026, the Company issued a pre-funded warrant to Yorkville to purchase up to 283,367 Ordinary Shares at an exercise price of $0.01 (€0.01) per share, for aggregate gross proceeds of approximately $2,000,004.29.

○	On March 10, 2026, the Company issued a convertible debenture to Yorkville in the aggregate principal amount of $3,000,000, maturing on March 10, 2027 (“Debenture SEV-10”).

○	On April 28, 2026, the Company issued a convertible debenture to Yorkville in the aggregate principal amount of $700,000, maturing on April 28, 2027 (“Debenture SEV-11”).

●	Limited grant funding from government and public research institutions, supporting the development of our proprietary solar technology, which has been classified within discontinued operations.

●	Limited revenues from sale of prototypes, our solar products and services, which have been classified within discontinued operations.

Our cash outflows during the six months ended June 30, 2026 were principally driven by:

●	General and administrative expenses, primarily professional fees, public-company and SEC reporting costs and other holding-company overhead.

●	Purchases of Bitcoin in connection with the Treasury Strategy.

●	Cash used in the operations of Sono Motors GmbH, which have been classified within discontinued operations.

Liquidity Outlook and Ability to Continue as a Going Concern

The Company has incurred recurring operating losses and historically negative cash flows from operations since inception, primarily attributable to the operations of Sono Motors GmbH, which has been classified as a discontinued operation for all periods presented; on May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of Sono Motors GmbH to third-party purchasers. For the six months ended June 30, 2026, the Company recorded a loss from continuing operations of $3,335 thousand and a net loss of $5,792 thousand, and as of June 30, 2026 had cash and cash equivalents of $166 thousand, Bitcoin with a fair value of $4,118 thousand and an accumulated deficit of $339.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2026, management completed financing transactions and strategic actions related to the Company’s transition to the Treasury Strategy and its exit from legacy solar operations. These actions, which are more fully described under “Sources and Uses of Liquidity” above and in Note 3 (Liquidity and Going Concern Analysis), Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, included: (i) raising aggregate gross proceeds of approximately $7.1 million through the issuance of the Q1 2026 Debentures to Yorkville on January 26, 2026, February 19, 2026 and March 10, 2026, respectively, in the aggregate principal amount of $4.35 million, the issuance to Yorkville on March 10, 2026 of a pre-funded warrant for aggregate proceeds of $2.0 million, and the issuance to Yorkville on April 28, 2026 of the April 2026 Debenture in the aggregate principal amount of $700 thousand; (ii) using a substantial portion of the proceeds to implement the Treasury Strategy, including the acquisition of Bitcoin and entry into an institutional framework with Blockchain.com in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex; and (iii) terminating all current and future funding commitments to Sono Motors GmbH and completing the Company’s exit from the legacy solar operations through the execution and consummation of the SPA pursuant to which Sono Motors GmbH was sold on May 4, 2026, which management expects to reduce certain of the Company’s ongoing cash outflows. These actions are relevant to management’s liquidity plans and operating strategy, but they did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include obtaining additional financing through further issuances of debt and equity securities, including pursuant to the Company’s effective shelf registration statement, sales of a portion of the Company’s Bitcoin holdings, and premium income generated from writing covered call options pursuant to the Treasury Strategy. The Company’s Bitcoin holdings serve as collateral for outstanding written covered call options, which are written on a weekly basis, and are available for sale upon expiration of the applicable options. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all, or that sales of digital assets, at then-prevailing prices, together with premium income, will be sufficient to fund the Company’s obligations as they become due. In addition, the Company expects to continue to incur professional fees and other transaction costs in connection with the proposed Redomiciliation Transaction described under “Recent Developments” above and in Note 16 (Subsequent Events), the completion of which is not assured.

The Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including, among other things, the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex, the Company’s continuing obligations under the lease for the Munich premises formerly used by Sono Motors GmbH, the contemplated transfer of which has not been completed as a result of the preliminary insolvency proceedings opened with respect to Sono Motors GmbH in June 2026, as described under “Recent Developments” above, and the maturities in 2027 of the convertible debentures issued during the six months ended June 30, 2026, which may require us to negotiate a refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the Company will continue as a going concern.

See Note 3 (Liquidity and Going Concern Analysis) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the six months ended June 30, 2026 and 2025.

	For the six months ended June 30,
Cash provided by (used in):	2026	2025
Operating activities	(2,089)	(5,353)
Investing activities	(5,000)	—
Financing activities	7,050	5,397
Effect of exchange-rate changes on cash	—	—
Net increase (decrease) in cash and cash equivalents	(39)	44
Cash and cash equivalents, beginning of period	205	100
Cash and cash equivalents, end of period	166	144

Net cash provided by / (used in) operating activities

Net cash used in operating activities was $2,089 thousand for the six months ended June 30, 2026, compared to net cash used in operating activities of $5,353 thousand for the six months ended June 30, 2025. The current period reflects a net loss of $5,792 thousand adjusted for noncash items, including the $1,101 thousand loss on deconsolidation of Sono Motors GmbH, $890 thousand of digital asset treasury loss, net, $424 thousand of amortization of debt discount and the $462 thousand net gain on change in fair value of debt and derivative instruments, together with a $1,078 thousand increase in accounts payable and accrued liabilities and $189 thousand of accrued interest payable, partially offset by $708 thousand of cash funding of discontinued operations. The prior-year period reflects net income of $8,778 thousand adjusted for the $12,191 thousand noncash gain on change in fair value of convertible notes payable carried at fair value, together with the changes in operating assets and liabilities and the funding of the disposal group presented in the unaudited condensed consolidated statements of cash flows.

Net cash used in operating activities presented above reflect only the continuing operations of the Company. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) for cash flow information related to the discontinued operations of Sono Motors GmbH, including the operating cash use of the disposal group and the cash of Sono Motors GmbH derecognized upon deconsolidation.

Net cash used in investing activities

Net cash used in investing activities was $5,000 thousand for the six months ended June 30, 2026, reflecting purchases of Bitcoin in connection with the Treasury Strategy. Investing activities provided no cash flows for the six months ended June 30, 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $7,050 thousand for the six months ended June 30, 2026, resulting from gross proceeds of $4,350 thousand received in connection with the issuance of the Q1 2026 Debentures, gross proceeds of $2,000 thousand received in connection with the issuance of the Pre-Funded Warrant and gross proceeds of $700 thousand received in connection with the issuance of the April 2026 Debenture. Net cash provided by financing activities was $5,397 thousand for the six months ended June 30, 2025, resulting from net draws on convertible notes accounted for under the fair-value election.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2025 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2026.

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

We are continuing to implement the remediation measures described in our 2025 Form 10-K, including the hiring of additional accounting staff, the appointment of a new chief financial officer with the requisite skills to address technical accounting and reporting issues, the engagement of third-party advisors to support our internal resources related to accounting and internal controls, ongoing internal training for our accounting and finance teams and continued investment in our finance information-technology systems. As of June 30, 2026, we are still in the process of remediating the previously identified material weaknesses. The change in reporting currency, the discontinued operations presentation, digital asset accounting, derivative valuation, convertible debt accounting and related SEC reporting requirements have increased the complexity of our control environment, and we are taking additional remediation steps to address these matters, including additional technical accounting review and additional support from third-party advisors.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled "Risk Factors" contained in our 2025 Form 10-K. In addition, for risks relating to the proposed Redomiciliation Transaction described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report, see the section titled "Risk Factors" contained in the Registration Statement, which has not yet been declared effective by the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Articles of Association of Sono Group N.V., as amended effective September 9, 2025 (Dutch and English translations)	10-Q	001-41066	3.1	11/20/2025

3.2	Form of internal rules of the Management Board of Sono Group N.V.	F-1	333-260432	3.2	11/8/2021

3.3	Form of internal rules of the Supervisory Board of Sono Group N.V.	F-1	333-260432	3.3	11/8/2021

10.1	Convertible Debenture, dated January 26, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	01/29/2026

10.2	Convertible Debenture, dated February 19, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	02/24/2026

10.3	Pre-Funded Warrant Securities Purchase Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	03/10/2026

10.4	Pre-Funded Warrant, dated March 10, 2026, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	4.1	03/10/2026

10.5	Registration Rights Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	03/10/2026

10.6	Convertible Debenture, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.3	03/10/2026

10.7	International Swaps and Derivatives Association, Inc. 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.1	03/16/2026

10.8	International Swaps and Derivatives Association, Inc. Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.2	03/16/2026

10.9	International Swaps and Derivatives Association, Inc. Credit Support Annex to the Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.3	03/16/2026

10.10	Share Purchase and Transfer Agreement dated May 4, 2026	8-K	001-41066	10.1	05/08/2026

10.11	Convertible Debenture, dated April 28, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	10-Q	001-41066	10.11	05/19/2026

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONO GROUP N.V.

Date: August 14, 2026	By:	/s/ Kevin McGurn
Kevin McGurn
Chief Executive Officer and Managing Director

Date: August 14, 2026	By:	/s/ M. Scott Calhoun
M. Scott Calhoun
Chief Financial Officer