Form 10-Q
period 2026-09-30
Sono Group N.V.
filed 2026-11-10
CIK 1840416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 27, 2026, the registrant had 4,095,162 ordinary shares, 40,000 high voting shares and 1,305.0000 preferred shares outstanding.

Sono Group N.V.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONO GROUP N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30, 2026	December 31, 2025
	KUSD	KUSD
ASSETS
Current Assets
Cash	467	205
Digital assets / Bitcoin treasury	4,442	—
Prepaid taxes and VAT receivables	14	—
Prepaid expenses and other current assets	3	—
Assets of discontinued operations classified as held for sale	—	1,407
Total current assets	4,926	1,612
Operating lease right-of-use asset	610	—
Deposits	59	59
Total Assets	5,595	1,671

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	1,850	854
Accrued interest payable	342	—
Convertible notes payable, net	4,376	—
Derivative liabilities, written covered Bitcoin call options	4	—
Operating lease liability, current portion	94	—
Liabilities of discontinued operations classified as held for sale	—	943
Total current liabilities	6,666	1,797
Operating lease liability, non-current portion	516	—
Total Liabilities	7,182	1,797

Commitments and Contingencies (see Note 14)

Shareholders’ Equity (Deficit)
Preferred Shares, par value €300.00 per share, 1,357.7745 and 1,401 shares authorized and issued, and 1,341.3338 and 1,401 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	442	456
Ordinary Shares, par value €0.01 per share, 121,296,814 and 120,000,000 shares authorized, 3,005,148 and 1,424,834 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	30	14
High Voting Shares, par value €0.25 per share, 40,000 shares authorized, 40,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	10	10
Additional paid-in capital	344,059	342,084
Accumulated deficit	(338,535)	(333,390)
Accumulated other comprehensive income (loss)	(7,593)	(9,300)
Total Shareholders’ Equity (Deficit)	(1,587)	(126)

Total Liabilities and Shareholders’ Equity (Deficit)	5,595	1,671

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	KUSD	KUSD	KUSD	KUSD
Revenue	—	—	—	—
Digital asset treasury income (loss), net	729	—	(161)	—
General and administrative expenses	(603)	(797)	(2,896)	(1,995)
Income (loss) from operations	126	(797)	(3,057)	(1,995)

Other Income (Expenses)
Gain on change in fair value of debt and derivative instruments	1,079	243	1,541	12,434

Interest expense, including amortization of debt discount	(559)	—	(1,173)	—
Foreign currency gain (loss), net	1	253	1	768
Total other income (expenses), net	521	496	369	13,202

(Loss) / Income from continuing operations before income taxes	647	(301)	(2,688)	11,207
Income tax expense	—	—	—	—
(Loss) / Income from continuing operations	647	(301)	(2,688)	11,207
Loss from discontinued operations, net of tax	—	(1,054)	(2,457)	(3,784)

Net (Loss) / Income	647	(1,355)	(5,145)	7,423

Net (loss) / income per share to ordinary and high voting shareholders - basic:
Continuing operations	0.32	(0.21)	(1.52)	7.71
Discontinued operations	—	(0.72)	(1.39)	(2.60)
Net (loss)/income per share - basic	0.32	(0.93)	(2.91)	5.11
Net (loss) / income per share to ordinary and high voting shareholders - diluted:
Continuing operations	0.00	(0.21)	(1.52)	(0.13)
Discontinued operations	—	(0.72)	(1.39)	(0.41)
Net (loss)/income per share - diluted	0.00	(0.93)	(2.91)	(0.54)

Weighted average number of ordinary and high voting shares:
Basic	2,009,771	1,463,101	1,765,767	1,454,361
Diluted	44,056,678	1,463,101	1,765,767	9,206,350

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	KUSD	KUSD	KUSD	KUSD
Net (loss) / income	647	(1,355)	(5,145)	7,423
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1,540	484	1,504
Reclassification of cumulative translation adjustment to net loss on deconsolidation of subsidiary	—	—	1,223	—
Total other comprehensive income (loss)	—	1,540	1,707	1,504
Comprehensive (loss) / income	647	185	(3,438)	8,927

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

	Ordinary Shares Outstanding	Ordinary Shares	High Voting Shares Outstanding	High Voting Shares	Preferred Shares Outstanding	Preferred Shares	Paid-in Capital	Accum. Deficit	AOCI	Total Equity (Deficit)
	(#)	(KUSD)	(#)	(KUSD)	(#)	(KUSD)	(KUSD)	(KUSD)	(KUSD)	(KUSD)
Nine months ended September 30, 2025
Balance at December 31, 2024	1,409,885	30	40,000	21	—	—	322,476	(337,926)	(10,298)	(25,697)
Issuance of Ordinary Shares after reverse share split	36	—	—	—	—	—	—	—	—	—
Issuance of Ordinary Shares under the July 2024 share purchase agreement	14,265	—	—	—	—	—	92	—	—	92
Issuance of Preferred Shares in exchange for convertible notes in September 2025	—	—	—	—	1,401	454	19,487	—	—	19,941
Reclassification of par value in connection with September 2025 change in nominal share price	—	(15)	—	(11)	—	—	26	—	—	—
Net income	—	—	—	—	—	—	—	7,423	—	7,423
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,504	1,504
Balance at September 30, 2025	1,424,186	15	40,000	10	1,401	454	342,081	(330,503)	(8,794)	3,263
Nine months ended September 30, 2026
Balance at December 31, 2025	1,424,834	14	40,000	10	1,401	456	342,084	(333,390)	(9,300)	(126)
Issuance of pre-funded warrant	—	—	—	—	—	—	1,420	—	—	1,420
Issuance of Ordinary Shares in registered direct offering, net of offering costs	283,500	3	—	—	—	—	554	—	—	557
Conversion of Preferred Shares into Ordinary Shares	1,296,814	13	—	—	(43.2255)	(14)	1	—	—	—
Preferred Shares surrendered and held in treasury	—	—	—	—	(16.4407)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,145)	—	(5,145)
Other comprehensive income, including 1,223 of cumulative translation adjustment released to net loss on deconsolidation	—	—	—	—	—	—	—	—	1,707	1,707
Balance at September 30, 2026	3,005,148	30	40,000	10	1,341.3338	442	344,059	(338,535)	(7,593)	(1,587)
Three months ended September 30, 2025
Balance at June 30, 2025	1,409,921	30	40,000	21	—	—	322,476	(329,148)	(10,334)	(16,955)
Issuance of Ordinary Shares under the July 2024 share purchase agreement	14,265	—	—	—	—	—	92	—	—	92
Issuance of Preferred Shares in exchange for convertible notes in September 2025	—	—	—	—	1,401	454	19,487	—	—	19,941
Reclassification of par value in connection with September 2025 change in nominal share price	—	(15)	—	(11)	—	—	26	—	—	—
Net loss	—	—	—	—	—	—	—	(1,355)	—	(1,355)
Other comprehensive income, foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,540	1,540
Balance at September 30, 2025	1,424,186	15	40,000	10	1,401	454	342,081	(330,503)	(8,794)	3,263
Three months ended September 30, 2026
Balance at June 30, 2026	1,424,834	14	40,000	10	1,401	456	343,504	(339,182)	(7,593)	(2,791)
Issuance of Ordinary Shares in registered direct offering, net of offering costs	283,500	3	—	—	—	—	554	—	—	557
Conversion of Preferred Shares into Ordinary Shares	1,296,814	13	—	—	(43.2255)	(14)	1	—	—	—
Preferred Shares surrendered and held in treasury	—	—	—	—	(16.4407)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	647	—	647
Balance at September 30, 2026	3,005,148	30	40,000	10	1,341.3338	442	344,059	(338,535)	(7,593)	(1,587)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

SONO GROUP N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
	KUSD	KUSD
Cash flows from operating activities
Net income (loss)	(5,145)	7,423
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Digital asset treasury loss, net (non-cash)	161	—
Change in fair value of debt and derivative instruments	(1,541)	(12,434)
Foreign currency gain (loss), net	(1)	(768)
Non-cash interest - amortization of debt discount	831	—
Loss on deconsolidation of subsidiary	1,101	—
Loss from discontinued operations, excluding loss on deconsolidation of subsidiary	1,356	3,784
Amortization of right-of-use asset	35	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	731	(249)
Accrued interest payable	342	—
Prepaid taxes and VAT receivables	(14)	—
Prepaid expenses, deposits and other assets	(58)	(29)
Operating lease liability	(35)	—
Net cash used in operating activities of continuing operations	(2,237)	(2,273)
Net cash used in operating activities of discontinued operations	(555)	(3,793)
Net cash used in operating activities	(2,792)	(6,066)
Cash flows from investing activities
Purchases of digital assets	(5,000)	—
Proceeds from redemption of digital assets	400	—
Net cash used in investing activities of continuing operations	(4,600)	—
Net cash used in investing activities of discontinued operations, cash of subsidiary derecognized on deconsolidation	(191)	—
Net cash used in investing activities	(4,791)	—
Cash flows from financing activities
Proceeds from issuance of convertible debentures	5,050	—
Proceeds from pre-funded warrant	2,000	—
Proceeds from issuance of Ordinary Shares	757	92
Net draws on convertible notes at fair value option	—	6,705
Net cash provided by financing activities	7,807	6,797
Effect of exchange-rate changes on cash	—	509
Net increase in cash, including cash of discontinued operations	224	1,240
Cash, including cash of discontinued operations, beginning of period	243	1,401
Cash, including cash of discontinued operations, end of period	467	2,641
Supplemental disclosure: cash paid for interest	—	—
Supplemental non-cash items:
Embedded conversion derivative liabilities recognized at issuance	1,698	—
Debt discount recognized at issuance	1,661	—
Right-of-use asset obtained in exchange for operating lease liability	645	—
Cumulative translation adjustment released on deconsolidation of subsidiary	1,223	—
Offering costs included in accounts payable and accrued expenses	200	—
Ordinary Shares issued on conversion of Preferred Shares, nominal value	13	—
Convertible notes carried at fair value exchanged for Preferred Shares	—	19,941

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

The business address of Sono N.V. as of the date of this Quarterly Report is 4965 Trinidad Drive, Land O’ Lakes, FL 34639, United States of America. Prior to the May 4, 2026 sale of Sono Motors GmbH, Sono N.V.’s wholly-owned subsidiaries were (i) Sono Motors GmbH, a German limited liability company (Gesellschaft mit beschränkter Haftung) (“Sono Motors GmbH”), registered in the commercial register (Handelsregister) at the local court (Amtsgericht) of Munich, Germany, under HRB 224131, with registered headquarters at Waldmeisterstraße 93, 80935 Munich, Germany, and (ii) Sono Group S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg, having its registered office at 8 Avenue de la Gare, L-1610 Luxembourg, Grand Duchy of Luxembourg, which was funded with $14,067.60 (€12,000) for purposes of providing share capital and had no operations during the nine months ended September 30, 2026. On May 4, 2026, Sono N.V. sold Sono Motors GmbH pursuant to a Share Purchase and Transfer Agreement, dated May 4, 2026 (the “SPA”), as a result of which Sono N.V. ceased to be the ultimate parent of Sono Motors GmbH on May 4, 2026. Hereinafter, unless otherwise indicated or the context otherwise requires, the terms “Sono Group”, “Sono”, “the Company”, “we”, “our”, “us” or similar terms, refer to Sono N.V. together with its consolidated subsidiaries for the periods presented.

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

On August 31, 2026, the Company and Sports One announced that they had entered into a non-binding letter of intent (the “Letter of Intent”) for a proposed business combination. Under the terms of the Letter of Intent, the Company and Sports One intend to enter into a definitive agreement pursuant to which the Company and Sports One would combine, with the former equityholders of both entities holding equity in the combined public company listed on a national stock exchange and with Sports One’s existing equityholders owning a super-majority of the equity in the combined company, which is expected to be renamed “Sports One.” The final terms of the definitive agreement are subject to the completion of due diligence to the Company’s satisfaction. Completion of the proposed business combination is subject to the negotiation and execution of definitive  documentation and the satisfaction of customary closing conditions set forth in the Letter of Intent, including the completion of any required regulatory review and the approval of the transaction by the Company’s shareholders. As of the date of this Quarterly Report, the Company and Sports One have not entered into a definitive agreement. The Letter of Intent is non-binding, except for limited customary provisions, and there can be no assurance that the parties will enter into a definitive agreement or that the proposed business combination will be completed on the terms or within the timeframe currently contemplated, or at all. Concurrently with the Letter of Intent, the Company entered into a share purchase agreement for the registered direct offering described in Note 12 (Shareholders’ Equity (Deficit)).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation, consisting of normal recurring adjustments and the non-recurring classification, reporting-currency, fair-value, discontinued-operations and financing-related adjustments described in these notes. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the full fiscal year.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications did not affect total assets, total liabilities, shareholders’ equity, net income (loss) or net change in cash.

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

Correction of Immaterial Errors in Previously Reported Interim Financial Information

In connection with the preparation of these unaudited condensed consolidated financial statements, the Company identified an error in the recast of certain prior-period financial information from euros to U.S. dollars. The balances at December 31, 2025 included the adjustment and are unchanged. The opening balances at December 31, 2024, and the 2025 quarterly balances that followed, as previously reported in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, did not include an adjustment of $9,086 thousand between accumulated deficit and accumulated other comprehensive income (loss). The Company has revised the opening balances at December 31, 2024 presented in the unaudited condensed consolidated statements of changes in shareholders’ equity (deficit) to include the adjustment, and the revision carries forward to the 2025 balances presented in those statements. The revision did not affect total shareholders’ equity (deficit) at any date, the balances at December 31, 2025, or net income (loss), comprehensive income (loss), net income (loss) per share or cash flows for any period presented. The Company evaluated the error under SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that it was not material to any previously issued financial statements. The Company has revised the prior-period balances for consistency with the balances at December 31, 2025. The following table presents the balances as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the revision and the balances as revised (USD in thousands):

	As previously reported in the Form 10-Q for June 30, 2026	Revision	As revised
December 31, 2024
Accumulated deficit	(347,012)	9,086	(337,926)
Accumulated other comprehensive income (loss)	(1,212)	(9,086)	(10,298)
Total shareholders’ equity (deficit)	(25,697)	—	(25,697)
December 31, 2025
Accumulated deficit	(333,390)	—	(333,390)
Accumulated other comprehensive income (loss)	(9,300)	—	(9,300)
Total shareholders’ equity (deficit)	(126)	—	(126)

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

Written covered Bitcoin call options are accounted for as freestanding derivative liabilities under ASC 815 unless a specific scope exception applies. Premiums received are consideration for assuming a derivative obligation and are not recorded as revenue. Each written call is a derivative liability measured at fair value, which equals the premium received at inception; accordingly, premiums received and subsequent changes in the fair value of written calls are recognized together in digital asset treasury income (loss), net, and written calls open at each reporting date are carried at fair value, unless hedge accounting is formally designated and documented. The Company has not designated hedge accounting for the arrangements reflected in these condensed consolidated financial statements. The related economics are presented as digital asset treasury income or loss rather than revenue from contracts with customers.

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

Fair value measurements are categorized within the fair value hierarchy based on the observability of inputs. Bitcoin is measured using the BTC-USD spot price observed at 08:00 UTC on the reporting date from the market in which the Company transacts through Blockchain.com and is classified within Level 1. Written covered Bitcoin call options are classified within Level 2 because they are measured at the mark provided by the counterparty, which is derived from observable Bitcoin options market data. Embedded conversion derivative liabilities are classified within Level 3 because valuation uses significant unobservable inputs, including expected volatility, the credit-adjusted discount rate and probability-weighted settlement assumptions.

The Company measures written covered Bitcoin call options at the mark provided by the counterparty, which is derived from observable Bitcoin options market data, including the Bitcoin spot price, strike price, remaining contractual term and implied volatility. The embedded conversion derivative liabilities are valued using a Monte Carlo simulation model, with key unobservable inputs including expected volatility derived from a peer group, the Company's estimated credit-adjusted discount rate (straight-debt yield) and probability-weighted settlement assumptions. The remaining contractual term and the Company's share price are observable inputs. Changes in these inputs could result in materially different fair value measurements.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax balances are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. The Company establishes a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2026 and December 31, 2025, the Company maintains full valuation allowances against its deferred tax assets, reflecting the uncertainty regarding their realizability given the Company's history of cumulative losses and going concern conditions. The Company does not currently have any unrecognized tax benefits. See Note 11 (Income Taxes) for additional information.

Reporting Operating Segment

The Company operates as one operating and reportable segment. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM assesses performance and allocates resources based on consolidated net income (loss), as reported in the condensed consolidated statements of operations, and uses it to monitor results against plan in managing the Treasury Strategy and in deciding how to fund the Company’s operations. The significant segment expenses regularly provided to the CODM are the expenses presented in the condensed consolidated statements of operations, and there are no other segment items. Segment assets are total assets as presented in the condensed consolidated balance sheets.

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

As of September 30, 2026, the Company had cash of $467 thousand, an accumulated deficit of $338.5 million, $4,442 thousand of Bitcoin measured at fair value, $5,050 thousand of convertible debenture principal outstanding and $4,376 thousand of convertible notes payable, net, including bifurcated embedded conversion derivative liabilities. For the nine months ended September 30, 2026, the Company recognized a loss from continuing operations of $2,688 thousand and a net loss of $5,145 thousand. The Company has incurred recurring operating losses and historically negative cash flows from operations since inception, primarily attributable to Sono Motors GmbH. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2026, management completed financing transactions and strategic actions related to the Company’s transition to the Treasury Strategy and its exit from legacy solar operations. The Company raised aggregate gross proceeds of approximately $7.1 million through the issuance of three secured convertible debentures to Yorkville on January 26, 2026, February 19, 2026 and March 10, 2026, respectively, in the aggregate principal amount of $4.35 million (the “Q1 2026 Debentures”), the issuance to Yorkville on March 10, 2026 of a pre-funded warrant for aggregate proceeds of $2.0 million, and the issuance to Yorkville on April 28, 2026 of an additional secured convertible debenture in the aggregate principal amount of $700 thousand (the “April 2026 Debenture”). On September 2, 2026, the Company completed a registered direct offering of 283,500 Ordinary Shares at a purchase price of $2.67 per share for gross proceeds of approximately $757 thousand, before offering expenses of approximately $200 thousand (the “Registered Direct Offering”). A substantial portion of these proceeds was used to implement the Treasury Strategy, including the acquisition of Bitcoin and the establishment of the Company’s institutional framework with Blockchain.com under the ISDA Master Agreement and the related Schedule and Credit Support Annex. During the three months ended September 30, 2026, the Company redeemed 6.31136656 BTC for cash proceeds of $400 thousand. Management also terminated all current and future funding commitments to Sono Motors GmbH and completed the Company’s exit from the legacy solar operations through the execution and consummation of the SPA pursuant to which Sono Motors GmbH was sold on May 4, 2026, as further described in Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale). These actions are relevant to management’s liquidity plans but did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management considered the financing transactions, including the Registered Direct Offering, implementation of the Treasury Strategy and exit from legacy solar operations in its liquidity analysis. Although these actions may reduce certain cash outflows and provide additional potential liquidity sources, the Company continues to depend on monetization of digital asset holdings, performance of the Treasury Strategy and availability of external financing, and management did not conclude that substantial doubt was alleviated.

Management’s plans to address these conditions include obtaining additional financing through further issuances of debt and equity securities, including pursuant to the Company’s effective shelf registration statement, sales of a portion of the Company’s Bitcoin holdings, and premium income generated from writing covered call options pursuant to the Treasury Strategy. The Company’s Bitcoin holdings, consisting of 53.40286810 BTC with a fair value of $4,442 thousand at September 30, 2026, serve as collateral for outstanding written covered call options, which are written on a weekly basis, and are available for sale upon expiration of the applicable options. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all, or that sales of digital assets, at then-prevailing prices, together with premium income, will be sufficient to fund the Company’s obligations as they become due. In addition, the Company expects to continue to incur professional fees and other transaction costs in connection with the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), the completion of which is not assured.

The Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex described in Note 5 (Digital Assets) and Note 6 (Written Covered Bitcoin Call Options), and the maturities of the convertible debentures issued during the nine months ended September 30, 2026, which mature between January and April 2027 and may require refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the Company will continue as a going concern.

4. Discontinued Operations and Assets and Liabilities Held for Sale

On March 14, 2026, the Company’s supervisory board resolved to terminate all current and future funding commitments to Sono Motors GmbH and to exit the legacy solar operations conducted through Sono Motors GmbH with immediate effect. The Company was in negotiations to sell Sono Motors GmbH before March 31, 2026 and executed the SPA on May 4, 2026. Management concluded that Sono Motors GmbH met the criteria to be classified as held for sale as of March 31, 2026 and that the planned disposition (which was completed on May 4, 2026) represents a strategic shift that has had, or will have, a major effect on the Company’s operations and financial results.

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

Major classes of assets of discontinued operations classified as held for sale (USD in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets	—	673
Inventories	—	238
Other disposal-group assets	—	496
Total assets of discontinued operations classified as held for sale	—	1,407

Major classes of liabilities of discontinued operations classified as held for sale (USD in thousands)	September 30, 2026	December 31, 2025
Lease liabilities	—	673
Other disposal-group liabilities	—	270
Total liabilities of discontinued operations classified as held for sale	—	943

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Revenue	—	56	178	113
Cost of revenue	—	(21)	(129)	(64)
Personnel expenses	—	(1,032)	(897)	(3,135)
Depreciation	—	(18)	(15)	(34)
Other operating expenses	—	(423)	(308)	(1,244)
Other operating income, including government grants	—	384	338	593
Foreign currency loss, net	—	—	(4)	(13)
Loss on classification as held for sale	—	—	(519)	—
Loss on deconsolidation of subsidiary	—	—	(1,101)	—
Loss from discontinued operations before income taxes	—	(1,054)	(2,457)	(3,784)
Income tax expense	—	—	—	—
Loss from discontinued operations, net of tax	—	(1,054)	(2,457)	(3,784)

Discontinued operations cash-flow information (USD in thousands)	Three months ended September 30, 2026	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash of discontinued operations, beginning of period	—	38	1,301
Cash funding provided by the parent, eliminated in consolidation	—	708	2,436
Net cash used in operating activities	—	(555)	(3,793)
Net cash used in investing activities, cash derecognized at deconsolidation on April 30, 2026	—	(191)	—
Effect of exchange-rate changes on cash	—	—	112
Cash of discontinued operations, end of period	—	—	56

The following table reconciles cash presented in the condensed consolidated balance sheets to total cash, including cash of discontinued operations classified as held for sale, presented in the condensed consolidated statements of cash flows (USD in thousands):

	September 30, 2026	December 31, 2025
Cash presented in continuing assets	467	205
Cash of discontinued operations included in assets held for sale	—	38
Total cash presented in the condensed consolidated statements of cash flows	467	243

The condensed consolidated statements of cash flows present the cash flows of the Company, including the cash flows of Sono Motors GmbH through its deconsolidation on April 30, 2026, and the beginning and ending cash balances include cash of discontinued operations. The operating and investing cash flows of the discontinued operations are presented separately within those categories. Cash funding provided by the Company to Sono Motors GmbH was an intercompany transaction eliminated in consolidation and is not presented as a cash flow. For the nine months ended September 30, 2025, cash including cash of discontinued operations was $1,401 thousand as of December 31, 2024, including $1,301 thousand of Sono Motors GmbH, and $2,641 thousand as of September 30, 2025, including $56 thousand of Sono Motors GmbH.

Upon the May 4, 2026 sale of Sono Motors GmbH and loss of control of Sono Motors GmbH, the Company deconsolidated Sono Motors GmbH, measured as of April 30, 2026, and recognized a loss on deconsolidation of $1,101 thousand, presented within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations. The loss includes the reclassification of $1,223 thousand of cumulative foreign currency translation adjustments attributable to Sono Motors GmbH from accumulated other comprehensive income (loss) to earnings upon the loss of control, together with the derecognition of the carrying amounts of the assets and liabilities of Sono Motors GmbH and the nominal consideration received under the Share Purchase and Transfer Agreement.

5. Digital Assets

During the nine months ended September 30, 2026, the Company acquired Bitcoin as part of the Treasury Strategy, and during the three months ended September 30, 2026, the Company redeemed a portion of its Bitcoin holdings for cash. The Company’s digital asset holdings consist of Bitcoin and are presented separately on the face of the unaudited condensed consolidated balance sheets. See Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) for the Company’s accounting policies for crypto assets, written covered Bitcoin call options and digital asset treasury income (loss), net, and Note 7 (Fair Value Measurements) for the related fair value measurement disclosures.

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

Digital asset rollforward (USD in thousands, except BTC units and USD price per BTC)	BTC units	USD amount
Bitcoin purchased	68.49	5,000
Option premiums settled in Bitcoin	6.42	323
Bitcoin delivered on calls exercised in the money	(15.20)	(1,157)
Bitcoin redeemed for cash	(6.31)	(400)
Fair value remeasurement, net	—	676
Balance, September 30, 2026 (at $83,184.39 per Bitcoin)	53.40	4,442

BTC units in the table are rounded to the nearest hundredth for presentation. The unit rollforward and ending fair value are calculated using unrounded BTC units from the Company’s Bitcoin treasury valuation support; therefore, rounded displayed unit amounts may not recompute exactly. The option premium line represents the value of BTC premiums received on written covered calls. Covered-call option income, net of $320 thousand consists of these premiums and the changes in fair value of written calls open at each reporting date, including the September 30, 2026 written-call liability of $4 thousand.

The digital asset rollforward reflects activity through September 30, 2026. The September 30, 2026 balance of 53.40286810 BTC reflects the original 68.49313568 BTC collateral deposit, plus 6.41936765 BTC of cumulative premiums received on written covered Bitcoin calls, less 15.19826867 BTC delivered in settlement of calls exercised in the money and 6.31136656 BTC redeemed for cash proceeds of $400 thousand. The cost basis of the 53.40286810 BTC held at September 30, 2026 was $3,773 thousand, determined on a weighted-average cost basis, compared with a fair value of $4,442 thousand. At September 30, 2026, all 53.40286810 BTC held, with a fair value of $4,442 thousand, were pledged as collateral to Blockchain.com under the Credit Support Annex to secure the open written covered Bitcoin call option, which had a notional amount of 53.19 BTC and expired on October 2, 2026. Because each written call has a seven-day term, the pledge is short term, and the pledged Bitcoin is released and available for sale when the related call settles or expires, subject to collateral required for any newly written call.

6. Written Covered Bitcoin Call Options

The Company writes covered Bitcoin call options and receives option premiums. During the nine months ended September 30, 2026, the Company received 6.41936765 BTC of premiums on written covered Bitcoin call options and delivered 15.19826867 BTC in settlement of written calls that were exercised in the money. Written call options are derivative liabilities while outstanding. Premiums received are not revenue from contracts with customers. Because each premium equals the fair value of the written call at inception, premiums received and subsequent changes in the fair value of written calls are recognized together in covered-call option income, net, and written calls open at each reporting date are carried at fair value. Losses on calls exercised in the money are recognized when the calls are settled by delivery of Bitcoin. The written-call strategy may generate premium income but may also limit the Company’s participation in increases in Bitcoin prices and expose the Company to derivative valuation, collateral, counterparty, settlement and liquidity risks.

At September 30, 2026, the Company recognized a $4 thousand derivative liability for the open written covered Bitcoin call position. The liability was measured at fair value using the mark provided by the counterparty, Blockchain.com, at 08:00 UTC on September 30, 2026, rounded to the nearest thousand. The fair value of written-call liabilities may increase with increases in Bitcoin spot price, implied volatility or remaining contractual term.

Written covered-call derivative liability rollforward (USD in thousands)	Amount
Written-call liabilities recognized at fair value	81
Liabilities released on expiration or settlement	(77)
Written covered-call liability, September 30, 2026 (contract expiring 10/2/26)	4

Amounts recognized in digital asset treasury income (loss), net
Covered-call option income, net	320
Losses on calls exercised in the money - Bitcoin delivered	(1,157)

7. Fair Value Measurements

The Company measures Bitcoin and derivative liabilities at fair value in accordance with ASC 820. For directly held Bitcoin, management identified the market in which the Company transacts through Blockchain.com as the principal market for the Company’s Bitcoin treasury transactions. Because Bitcoin trades continuously and does not have a single exchange closing time, the Company measures its period-end Bitcoin position using the BTC-USD spot price observed from that principal market at 08:00 UTC on the reporting date. For September 30, 2026, the spot price used was $83,184.39 per BTC. Bitcoin is classified as Level 1 because the valuation uses an observable quoted price in an active market. Written covered-call derivative liabilities are classified as Level 2 because they are measured at the mark provided by the counterparty, which is derived from observable Bitcoin options market data. Embedded conversion derivative liabilities are classified as Level 3 because valuation includes significant unobservable inputs. The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2025. The fair value hierarchy and Level 3 rollforward below present the same September 30, 2026 embedded conversion derivative liability balance as the embedded conversion derivative liability included in convertible notes payable, net on the condensed consolidated balance sheet and in the convertible debt table in Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants).

Fair value hierarchy by instrument (USD in thousands)	September 30, 2026 total fair value	Level 1	Level 2	Level 3
Bitcoin digital assets	4,442	4,442	—	—
Embedded conversion derivative liabilities	157	—	—	157
Written covered Bitcoin call derivative liability	4	—	4	—

Level 3 derivative liability rollforward (USD in thousands)	Embedded conversion derivative liability
Initial recognition at issuance	1,698
Change in fair value recognized in earnings, net	(1,541)
Balance, September 30, 2026	157

Instrument	Fair value hierarchy	Valuation technique / significant inputs
Bitcoin	Level 1	BTC-USD spot price observed from the market in which the Company transacts through Blockchain.com at 08:00 UTC on September 30, 2026; spot price used was $83,184.39 per BTC.
Written covered Bitcoin call options	Level 2	Mark provided by the counterparty, Blockchain.com, for the open written call (contract written September 25, 2026, expiring October 2, 2026, notional 53.19 BTC), derived from Bitcoin options market data at 08:00 UTC on September 30, 2026: 0.00085226 BTC per BTC of notional at a spot price of $83,184.39 per BTC.
Embedded conversion derivative liabilities	Level 3	Monte Carlo simulation for convertible-debenture embedded conversion features using SSM stock price $1.12, expected volatility 117.2%, straight-debt yield 60.0%, remaining terms of 0.32 to 0.58 years, conversion/floor terms and probability-weighted settlement assumptions. The straight-debt yield represents the Company's estimated credit-adjusted discount rate and was determined by reference to three measures: a structural credit model based on the Company's market capitalization, liabilities and equity volatility; the minimum return implied by the debentures' pricing terms; and yields on CCC and lower rated high-yield debt.

8. Convertible Notes, Embedded Derivatives and Pre-Funded Warrants

During the nine months ended September 30, 2026, the Company issued four convertible debentures and one pre-funded warrant to YA II PN, Ltd. The following tables summarize the contractual terms and reconcile the related debt host, embedded conversion derivative liability and accrued interest payable to the balance sheet, statement of operations and statement of cash flows presentation.

Convertible debenture terms	January Debenture	February Debenture	March Debenture	April Debenture
Issue date	Jan. 26, 2026	Feb. 19, 2026	Mar. 10, 2026	Apr. 28, 2026
Principal amount	$600,000	$750,000	$3,000,000	$700,000
Maturity	Jan. 26, 2027	Feb. 19, 2027	Mar. 10, 2027	Apr. 28, 2027
Interest rate	12%; 18% upon event of default	12%; 18% upon event of default	12%; 18% upon event of default	12%; 18% upon event of default
Fixed conversion price (ceiling)	$18.75	$18.75	$18.75	$18.75
Variable conversion price	85% of lowest daily VWAP over 7 trading days, subject to floor	Same	Same	Same
Floor price	$1.42	$1.45	$1.39	$1.28

Convertible debt and related financial statement presentation reconciliation (USD in thousands)	Amount, KUSD
Gross convertible notes payable	5,050
Unamortized debt discount	(831)
Convertible notes payable, net of discount	4,219
Embedded conversion derivative liability	157
Convertible notes payable, net, as presented on the condensed consolidated balance sheet	4,376
Accrued interest payable	342
Nine months ended September 30, 2026:
Gain on change in fair value of embedded conversion derivatives	1,541
Coupon interest expense	(342)
Amortization of debt discount	(831)
Total interest expense	(1,173)

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

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses detail (USD in thousands)	September 30, 2026	December 31, 2025
Legal fees	1,782	635
Accounting and auditing fees	41	103
Other accounts payable and accrued expenses	27	116
Total accounts payable and accrued expenses	1,850	854

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

The lease is denominated in euros and provides for fixed monthly payments of EUR 13,954.25. The right-of-use asset and lease liability were re-established at EUR 549,522.12, translated at the April 30, 2026 spot rate of 1.1736, or $645 thousand, and the lease is measured in U.S. dollars from that date at a fixed monthly amount of $16,377 over the 60 months remaining in the lease term at that date, using a weighted-average discount rate of 18.0%. Occupancy charges for parking and waste disposal are not included in the measurement of the lease liability and are recognized as variable lease cost as incurred, together with differences between the fixed U.S. dollar amount and the U.S. dollar cost of the euro payment settled on the payment date. The lease has no renewal options that the Company is reasonably certain to exercise and no residual value guarantees. As of September 30, 2026, the operating lease right-of-use asset and operating lease liability were $610 thousand each.

In connection with the Share Purchase and Transfer Agreement described in Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), the Company and the buyer agreed to use their best efforts to transfer the Munich lease to Sono Motors GmbH as lessee by no later than June 30, 2026, with a full release of the Company from further liability under the lease. The transfer was not completed as of September 30, 2026. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) for the related disclosures.

Following the May 4, 2026 sale of Sono Motors GmbH, the Company no longer occupies the Munich premises. Management identified the vacancy as a triggering event and evaluated the operating lease right-of-use asset for impairment under ASC 360-10-35. Because the Company retains both the intent and the ability to obtain economic benefit from the leased premises, through a transfer of the lease, a successor lessee or a negotiated termination with the landlord, the right-of-use asset has not been abandoned, and the asset was evaluated under the held and used model. For purposes of the assessment, the right-of-use asset was evaluated as its own asset group because the cash flows expected from the premises are largely independent of the cash flows of the Company’s other assets. Management concluded that the carrying amount of the right-of-use asset was recoverable at September 30, 2026, and no impairment was recognized. The assessment requires significant judgment, including estimates of the amount and timing of the cash flows expected from a transfer, a successor lessee or a negotiated termination, and a change in those estimates could result in an impairment charge in a future period.

Components of Lease Cost

The components of lease cost recognized in continuing operations were as follows (USD in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Operating lease cost	49	66
Variable lease cost	6	8
Short-term lease cost	5	5
Total lease cost	60	79

Operating lease cost represents the fixed monthly lease cost of $16 thousand under the U.S. dollar lease schedule for each month recognized in continuing operations, comprising July, August and September 2026 for the three months ended September 30, 2026 and June through September 2026 for the nine months ended September 30, 2026; the May 2026 lease cost was settled through Sono Motors GmbH and is included in loss from discontinued operations, net of tax (Note 4). Variable lease cost represents the parking and waste-disposal occupancy charges and the settlement differences on the monthly payments. Short-term lease cost represents office space used under an arrangement with a term of twelve months or less. Total lease cost is recorded in general and administrative expenses.

Supplemental Cash Flow and Non-Cash Information

Supplemental cash flow and non-cash information related to the operating lease were as follows (USD in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Operating cash flows from operating leases	49	66
Right-of-use asset obtained in exchange for new operating lease liability (non-cash)	—	645

Balance Sheet Classification

The following table presents the classification of the operating lease right-of-use asset and operating lease liability on the condensed consolidated balance sheet (USD in thousands):

September 30, 2026
Operating lease right-of-use asset	610
Operating lease liability, current portion	94
Operating lease liability, non-current portion	516
Total operating lease liability	610

The current portion of the operating lease liability represents the principal portion of the 12 monthly payments due within the twelve months following September 30, 2026.

Maturity Analysis of Operating Lease Liability

The following table presents the maturity analysis of the Company’s operating lease liability at September 30, 2026, and a reconciliation of the undiscounted lease payments to the present value of the lease payments recognized on the condensed consolidated balance sheet (USD in thousands):

Period ending December 31,	Undiscounted lease payments
Remainder of 2026 (three months)	49
2027	197
2028	197
2029	197
2030	196
2031	65
Total undiscounted lease payments	901
Less: imputed interest	(291)
Present value of lease liability	610

The present value of lease payments of $610 thousand equals the operating lease liability recognized on the condensed consolidated balance sheet at September 30, 2026. Undiscounted lease payments comprise the 55 monthly payments of $16,377 remaining at September 30, 2026, payable through April 30, 2031.

Weighted-Average Lease Term and Discount Rate

September 30, 2026
Weighted-average remaining lease term (in years)	4.58
Weighted-average discount rate	18.0%

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

11. Income Taxes

The Company accounts for income taxes under the asset and liability method as described in Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies). The Company is subject to income taxation in the Netherlands and, for periods prior to the May 4, 2026 sale of Sono Motors GmbH, in Germany through its subsidiary. The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2026, or for the three and nine months ended September 30, 2025. The absence of income tax expense reflects the Company's full valuation allowance position against its net deferred tax assets. The Company continues to maintain full valuation allowances against deferred tax assets in all jurisdictions where realization is not more likely than not, reflecting the Company's history of cumulative losses and the uncertainty regarding future taxable income described in Note 3 (Liquidity and Going Concern Analysis). Income tax expense or benefit associated with discontinued operations was not material for the periods presented. The Company does not currently have material unrecognized tax benefits or significant uncertain tax positions.

12. Shareholders’ Equity (Deficit)

During the nine months ended September 30, 2026, the Company recognized $1,420 thousand of additional paid-in capital related to pre-funded warrants. On September 2, 2026, the Company issued 283,500 Ordinary Shares in the Registered Direct Offering for gross proceeds of $757 thousand and recognized offering costs of $200 thousand as a reduction of additional paid-in capital. During the three months ended September 30, 2026, the Company issued 1,296,814 Ordinary Shares upon the conversion of 43.2255 Preferred Shares, and 16.4407 Preferred Shares were surrendered to the Company and are held in treasury. As of September 30, 2026, 1,357.7745 Preferred Shares were issued, of which 1,341.3338 were outstanding. Under the Company’s articles of association, the number of authorized Preferred Shares decreases by the number of Preferred Shares converted, and the number of authorized Ordinary Shares increases by the number of Ordinary Shares issued, on each conversion of Preferred Shares into Ordinary Shares. As a result, authorized Preferred Shares decreased from 1,401 at December 31, 2025 to 1,357.7745 at September 30, 2026, and authorized Ordinary Shares increased from 120,000,000 to 121,296,814. Nominal values of the Company’s share capital are denominated in euros under Dutch corporate law.

The accumulated other comprehensive income (loss) column in the statement of shareholders’ equity reflects cumulative translation adjustments arising from the change in reporting-currency realignment and the translation of euro-functional operations, as described in Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies). Total shareholders’ equity in the statement of shareholders’ equity reconciles to total shareholders’ equity presented in the condensed consolidated balance sheet for each period presented.

Share capital	Authorized	Outstanding at September 30, 2026	Outstanding at December 31, 2025	Nominal value under Dutch corporate law
Ordinary shares	121,296,814	3,005,148	1,424,834	EUR 0.01
High voting shares	40,000	40,000	40,000	EUR 0.25
Preferred shares	1,357.7745	1,341.3338	1,401	EUR 300.00

13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding during the period. Basic weighted-average shares outstanding include the 283,367 Ordinary Shares issuable under the pre-funded warrant from its March 10, 2026 issuance date, because the warrant is fully paid and exercisable at any time for nominal consideration. Diluted net income (loss) per share gives effect to potentially dilutive securities when their effect is dilutive. For the three months ended September 30, 2026, the computation of diluted net income per share includes the dilutive effect of the Preferred Shares on an if-converted basis and the convertible debentures on an if-converted basis, and the numerator was adjusted to add back $559 thousand of interest expense on the convertible debentures and to remove the $1,079 thousand gain on the change in fair value of the embedded conversion derivatives, resulting in income of $127 thousand for purposes of the diluted computation. For the nine months ended September 30, 2026 and the three months ended September 30, 2025, potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because the Company reported a net loss for those periods and their inclusion would have been anti-dilutive; diluted weighted-average shares outstanding therefore equal basic for those periods. For the nine months ended September 30, 2025, the computation of diluted net income (loss) per share includes the convertible notes carried at fair value on an if-converted basis, and the numerator was adjusted to remove the $12,434 thousand gain on the change in fair value of the notes, resulting in a loss from continuing operations of $1,227 thousand and a net loss of $5,011 thousand for purposes of the diluted computation. The notes are dilutive because their inclusion reduces income per share from continuing operations. Diluted net income (loss) per share for the nine months ended September 30, 2025 has been revised from the amounts originally reported in the Company’s Form 10-Q for the quarter ended September 30, 2025 (continuing operations of $1.22 per share and net income of $0.81 per share), which did not remove the fair value gain from the numerator.

Net income (loss) per share	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Numerator:
Income (loss) from continuing operations	647	(301)	(2,688)	11,207
Loss from discontinued operations, net of tax	—	(1,054)	(2,457)	(3,784)
Net income (loss)	647	(1,355)	(5,145)	7,423
Denominator:
Weighted average shares outstanding - basic	2,009,771	1,463,101	1,765,767	1,454,361
Dilutive effect of potential ordinary shares	42,046,907	—	—	7,751,989
Weighted average shares outstanding - diluted	44,056,678	1,463,101	1,765,767	9,206,350
Net income (loss) per share - basic:
Continuing operations	0.32	(0.21)	(1.52)	7.71
Discontinued operations	—	(0.72)	(1.39)	(2.60)
Net income (loss) per share - basic	0.32	(0.93)	(2.91)	5.11
Net income (loss) per share - diluted:
Continuing operations	0.00	(0.21)	(1.52)	(0.13)
Discontinued operations	—	(0.72)	(1.39)	(0.41)
Net income (loss) per share - diluted	0.00	(0.93)	(2.91)	(0.54)

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

Munich Lease Obligations. Subsequent to the May 4, 2026 sale of Sono Motors GmbH, the Company remains the lessee under the lease for the Munich premises formerly used by Sono Motors GmbH. In June 2026, preliminary insolvency proceedings were opened with respect to Sono Motors GmbH. As a result, the contemplated transfer of the Munich lease to the new owners of Sono Motors GmbH has not been completed, and the Company continues to be obligated under the lease, which has a remaining term through April 30, 2031 and aggregate undiscounted future payments of $901 thousand at September 30, 2026. The Company is monitoring the status of the insolvency proceedings and their potential impact on the Company's lease obligations. See Note 10 (Leases) for the maturity analysis of the Munich lease liability.

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

15. Related Party Transactions

The Company evaluates relationships and transactions for related-party disclosure under applicable SEC and U.S. GAAP requirements. The Company considered its financing arrangements, preferred share arrangements, voting limitations, conversion rights, applicable beneficial-ownership limitations, including the 4.99% limitation, and other contractual arrangements with Yorkville in evaluating related-party disclosure. Based on this evaluation and consistent with the Company’s historical treatment of similar arrangements, management identified Yorkville as a related party on the basis that YA II PN, Ltd. held 1,330.0000 of the 1,341.3338 Preferred Shares outstanding at September 30, 2026 (approximately 99% of that class of the Company’s issued share capital), following its sale of 71 Preferred Shares to third parties during September 2026, and that Yorkville has maintained a long-standing and material financing relationship with the Company. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) and Note 12 (Shareholders’ Equity) for additional information. No additional related-party transactions have been identified other than matters disclosed elsewhere in this Quarterly Report relating to financing, governance and the disposition of the legacy solar operations conducted through Sono Motors GmbH.

16. Subsequent Events

Proposed Redomiciliation Transaction

On July 14, 2026, the Company’s management board and supervisory board unanimously approved a proposal to change the legal seat of the Company from the Netherlands, via Luxembourg, to the State of Delaware, to be effected through two substantially concurrent transactions: (i) a cross-border merger of the Company with and into Sono Group S.à r.l., a wholly owned Luxembourg subsidiary of the Company to be transformed into a public limited company (société anonyme) prior to the merger (“Sono Luxembourg”), with Sono Luxembourg being the surviving entity and succeeding the Company as the SEC registrant (the “Merger”), and (ii) as soon as practicable thereafter, the conversion of Sono Luxembourg into a corporation organized under the laws of the State of Delaware under the name “Sono Group, Inc.” (collectively, the “Redomiciliation Transaction”). On July 15, 2026, Sono Luxembourg filed with the SEC a registration statement on Form S-4 (File No. 333-297478), as amended by Amendment No. 1 to the registration statement filed with the SEC on August 4, 2026, Amendment No. 2 to the registration statement filed with the SEC on September 11, 2026 and, subsequent to September 30, 2026, Amendment No. 3 to the registration statement filed with the SEC on October 8, 2026 and Amendment No. 4 to the registration statement filed with the SEC on October 14, 2026 (the “Registration Statement”), which includes a proxy statement/prospectus for the extraordinary general meeting of the Company’s shareholders (the “Special Meeting”). The Registration Statement was declared effective by the SEC on October 16, 2026, and the definitive proxy statement/prospectus relating thereto (the “Proxy Statement/Prospectus”) was filed with the SEC on October 16, 2026. The Special Meeting is scheduled to be held on December 11, 2026, at which the Company’s shareholders as of the close of business on November 13, 2026 (the record date for the Special Meeting) will be asked to approve, among other matters, the Redomiciliation Transaction and the implementation of the Merger in accordance with the terms of the cross-border merger proposal, dated October 5, 2026, between the Company and Sono Luxembourg. Completion of the Redomiciliation Transaction is subject to, among other things, the Registration Statement having been declared effective by the SEC, receipt of the requisite approval by the Company’s shareholders at the Special Meeting, submission of a notification form to the Nasdaq Capital Market, and the lapse of certain mandatory waiting periods and the fulfillment of statutory formalities under Dutch and Luxembourg law, and there can be no assurance as to whether or when the proposed Redomiciliation Transaction will be completed. The Redomiciliation Transaction is structured to preserve shareholders’ existing economic and voting interests in the Company, and, if completed, will change only the Company’s jurisdiction of incorporation and legal form and is expected to be accounted for as a reorganization of entities under common control, with no significant impact on the Company’s consolidated financial statements, other than professional fees and other transaction costs, which are expensed as incurred. For a description of the treatment of each class of the Company’s shares in the Redomiciliation Transaction, refer to the Proxy Statement/Prospectus. We expect that the Class A common stock of Sono Group, Inc. will continue to trade under the same symbol on the Nasdaq Capital Market following the Redomiciliation Transaction.

Conversions of Preferred Shares

Subsequent to September 30, 2026 and through October 27, 2026, the Company issued 1,090,014 Ordinary Shares upon the conversion of 36.3338 Preferred Shares. As of October 27, 2026, the Company had 4,095,162 Ordinary Shares and 40,000 High Voting Shares issued and outstanding and 1,305.0000 Preferred Shares outstanding, excluding Preferred Shares held by the Company.

Bitcoin

On October 16, 2026, the price of Bitcoin was $82,186.20 at 08:00 UTC, approximately 1.2% below the $83,184.39 used to measure Bitcoin at September 30, 2026. At that price, the 53.40286810 BTC held at September 30, 2026 would have had a fair value of $4,389 thousand, compared with $4,442 thousand at September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”) and our audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026 (our “2025 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K and those referred to in Part II, Item 1A of this Quarterly Report, including risks relating to the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), as updated from time to time in our other filings with the SEC. You should carefully read those sections titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below.

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

Recent Developments

Proposed Redomiciliation Transaction

On July 14, 2026, the Company’s management board and supervisory board unanimously approved a proposal to change the legal seat of the Company from the Netherlands, via Luxembourg, to the State of Delaware, to be effected through two substantially concurrent transactions: (i) a cross-border merger of the Company with and into Sono Luxembourg, a wholly owned Luxembourg subsidiary of the Company to be transformed into a public limited company (société anonyme) prior to the merger, with Sono Luxembourg being the surviving entity and succeeding the Company as the SEC registrant, and (ii) as soon as practicable thereafter, the conversion of Sono Luxembourg into a corporation organized under the laws of the State of Delaware under the name “Sono Group, Inc.”. Sono Luxembourg has filed with the SEC the Registration Statement, which was declared effective by the SEC on October 16, 2026, and the Proxy Statement/Prospectus dated October 16, 2026 relating to the Special Meeting of the Company’s shareholders to be held on December 11, 2026 for the purpose of voting on the Redomiciliation Transaction and the other proposals described in the Registration Statement. Completion of the Redomiciliation Transaction remains subject to the satisfaction of certain conditions, and there can be no assurance as to whether or when the proposed Redomiciliation Transaction will be completed. The Redomiciliation Transaction is structured to preserve shareholders’ existing economic and voting interests in the Company, and, if completed, will change only the Company’s jurisdiction of incorporation and legal form. The Company expects to continue to incur professional fees and other transaction costs in connection with the Redomiciliation Transaction, which are expensed as incurred. See Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information, including the conditions to completion and the expected accounting treatment of the Redomiciliation Transaction, and Part II, Item 1A of this Quarterly Report for information regarding related risk factors.

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

Letter of Intent with Sports One and Registered Direct Offering

On August 31, 2026, the Company and Sports One announced that they had entered into a non-binding letter of intent (the “Letter of Intent”) for a business combination. Sports One was recently formed to operate a sports intelligence business that provides real-time athlete-level data, social media value scoring and quantified data for what each athlete is worth to sponsors, and intends to acquire and hold minority interests in professional sports teams, with a primary focus on the NBA, NFL, MLB and NHL. Under the terms of the Letter of Intent, the Company and Sports One intend to enter into a definitive agreement pursuant to which the Company and Sports One would combine, with the former equityholders of both entities holding equity in the combined public company listed on a national stock exchange and with Sports One’s existing equityholders owning a super-majority of the equity in the combined company, which is expected to be renamed “Sports One.” The final terms of the definitive agreement are subject to the completion of due diligence to the Company’s satisfaction. Completion of the proposed business combination is subject to the negotiation and execution of definitive documentation and the satisfaction of customary closing conditions set forth in the Letter of Intent, including the completion of any required regulatory review and the approval of the transaction by the Company’s shareholders. As of the date of this Quarterly Report, the Company and Sports One have not entered into a definitive agreement. The Letter of Intent is non-binding, except for limited customary provisions, and there can be no assurance that the parties will enter into a definitive agreement or that the proposed business combination will be completed on the terms or within the timeframe currently contemplated, or at all.

Concurrently with the entry into the Letter of Intent, on August 31, 2026, the Company entered into a share purchase agreement with certain private purchasers, including investors affiliated with Sports One, for the sale of 283,500 Ordinary Shares, representing 19.9% of the Company’s then outstanding Ordinary Shares, at a purchase price of $2.67 per share, equal to the consolidated closing price of the Ordinary Shares on the Nasdaq Capital Market on the day immediately preceding the date of the share purchase agreement, in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3 (the “Registered Direct Offering”). The offering closed on September 2, 2026, and the Company received gross proceeds of approximately $757 thousand, before offering expenses of approximately $200 thousand. The Company agreed to use the net proceeds for working capital and general corporate purposes, subject to certain restrictions set forth in the share purchase agreement. In connection with the Letter of Intent, each of the purchasers in the Registered Direct Offering entered into a lock-up agreement with Sports One, pursuant to which such purchaser agreed not to transfer the Ordinary Shares purchased in the Registered Direct Offering for a period of 180 days, subject to waiver upon the satisfaction of certain conditions. The Company is not a party to the lock-up agreements. See Note 12 (Shareholders’ Equity (Deficit)) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Conversions of Preferred Shares

During the three months ended September 30, 2026, the Company issued 1,296,814 Ordinary Shares upon the conversion of 43.2255 Preferred Shares. Subsequent to September 30, 2026 and through October 27, 2026, the Company issued an additional 1,090,014 Ordinary Shares upon the conversion of 36.3338 Preferred Shares. See Note 16 (Subsequent Events) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Components of Our Results of Operations

Revenue

We did not generate revenue from continuing operations during the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025. Revenue generated by the legacy solar operations conducted through Sono Motors GmbH has been presented within discontinued operations for all periods presented.

Digital Asset Treasury Income (Loss), Net

Digital asset treasury income (loss), net consists of (i) realized and unrealized fair-value changes on Bitcoin holdings, (ii) realized gains or losses on settlement, expiration or close-out of written covered Bitcoin call options accounted for as freestanding derivative liabilities, and (iii) fair-value changes on open written covered Bitcoin call option positions. Premiums received on written covered call options are consideration for assuming a derivative obligation and are not recorded as revenue from contracts with customers. Because each premium equals the fair value of the written call at inception, premiums and subsequent changes in the fair value of written calls are recognized together in covered-call option income, net. See Note 5 (Digital Assets) and Note 6 (Written Covered Bitcoin Call Options) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Foreign Currency Gain (Loss), Net

Foreign currency gain (loss), net consists of realized and unrealized gains and losses arising on monetary balances denominated in currencies other than the relevant entity’s functional currency.

Loss From Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax represents the results of operations of Sono Motors GmbH, together with the loss on deconsolidation of Sono Motors GmbH, which has been presented as a discontinued operation for all periods presented in connection with our decision to terminate funding to, and exit the legacy solar operations conducted through, Sono Motors GmbH. The loss on deconsolidation of Sono Motors GmbH is measured as the difference between the consideration received and the carrying amount of Sono Motors GmbH’s net assets as of April 30, 2026, including the amounts of accumulated other comprehensive income (loss) attributable to Sono Motors GmbH reclassified to earnings, principally cumulative foreign currency translation adjustments, and is not expected to recur. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the period indicated:

	Three months ended September 30,
	2026	2025	Change
	(in thousands)
Digital asset treasury income (loss), net	729	—	729
General and administrative expenses	(603)	(797)	194
Income (loss) from operations	126	(797)	923

Change in fair value of debt and derivative instruments	1,079	243	836
Interest expense, including amortization of debt discount	(559)	—	(559)
Foreign currency gain (loss), net	1	253	(252)
Income (loss) from continuing operations	647	(301)	948
Loss from discontinued operations, net of tax	—	(1,054)	1,054
Net income (loss)	647	(1,355)	2,002

Digital Asset Treasury Income (Loss), Net

For the three months ended September 30, 2026, digital asset treasury income, net was $729 thousand, consisting of fair-value remeasurement gains on Bitcoin holdings of $1,535 thousand and covered-call option income, net of $227 thousand, partially offset by losses of $1,033 thousand on written covered Bitcoin calls exercised in the money and settled by delivery of Bitcoin. We did not hold digital assets and did not write covered Bitcoin call options during the three months ended September 30, 2025.

General and Administrative Expenses

For the three months ended September 30, 2026, general and administrative expenses were $603 thousand, compared to $797 thousand for the three months ended September 30, 2025. The decrease principally reflects lower advisory fees, tax services, SEC filing fees and other operating expenses, partially offset by higher audit, legal, payroll and rent expense, including costs associated with the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events) and continuing public-company costs. General and administrative expenses related to the legacy solar operations have been presented within discontinued operations for all periods presented.

Change in Fair Value of Debt and Derivative Instruments

For the three months ended September 30, 2026, we recognized a net gain of $1,079 thousand on the change in fair value of debt and derivative instruments, compared to a gain of $243 thousand for the three months ended September 30, 2025. The amounts are not directly comparable between periods. The gain recognized in the 2025 period arose from the fair-value remeasurement of the predecessor convertible debentures, which were accounted for under the fair-value election; the fair-value election is not applicable to the convertible debentures issued during 2026, which are accounted for using the debt-host plus embedded-derivative model, and the amount recognized in the 2026 period accordingly reflects changes in the fair value of the embedded conversion derivative liabilities associated with those debentures. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Interest Expense, Including Amortization of Debt Discount

For the three months ended September 30, 2026, interest expense, including amortization of debt discount, was $559 thousand, consisting of accrued coupon interest on the convertible debentures and amortization of the related debt discount. There was no comparable interest expense recognized in continuing operations for the three months ended September 30, 2025, because the predecessor convertible notes were accounted for at fair value, with all changes in fair value recognized within the fair-value line item.

Foreign Currency Gain (Loss), Net

For the three months ended September 30, 2026, we recognized net foreign currency gains of $1 thousand within continuing operations. For the three months ended September 30, 2025, we recognized net foreign currency gains of $253 thousand within continuing operations.

Loss From Discontinued Operations, Net of Tax

For the three months ended September 30, 2026, we recognized no loss from discontinued operations, compared to a loss from discontinued operations, net of tax of $1,054 thousand for the three months ended September 30, 2025. The decrease reflects the May 4, 2026 sale of Sono Motors GmbH, after which Sono Motors GmbH’s results are no longer included in the Company’s results.

Net Income (Loss)

For the three months ended September 30, 2026, we reported net income of $647 thousand, compared to a net loss of $1,355 thousand for the three months ended September 30, 2025. The change principally reflects digital asset treasury income, net of $729 thousand, a higher net gain on the change in fair value of debt and derivative instruments ($1,079 thousand in the 2026 period, compared to $243 thousand in the 2025 period, which is not directly comparable, as described above), the absence of a loss from discontinued operations, compared to $1,054 thousand in the 2025 period, and lower general and administrative expenses (a decrease of $194 thousand, from $797 thousand in the 2025 period to $603 thousand in the 2026 period), partially offset by interest expense of $559 thousand on the convertible debentures issued during 2026 and lower net foreign currency gains ($1 thousand in the 2026 period, compared to $253 thousand in the 2025 period).

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the period indicated:

	Nine months ended September 30,
	2026	2025	Change
	(in thousands)
Digital asset treasury income (loss), net	(161)	—	(161)
General and administrative expenses	(2,896)	(1,995)	(901)
Loss from operations	(3,057)	(1,995)	(1,062)

Change in fair value of debt and derivative instruments	1,541	12,434	(10,893)
Interest expense, including amortization of debt discount	(1,173)	—	(1,173)
Foreign currency gain (loss), net	1	768	(767)
Income (loss) from continuing operations	(2,688)	11,207	(13,895)
Loss from discontinued operations, net of tax	(2,457)	(3,784)	1,327
Net income (loss)	(5,145)	7,423	(12,568)

Digital Asset Treasury Income (Loss), Net

For the nine months ended September 30, 2026, digital asset treasury loss, net was $161 thousand, consisting of losses of $1,157 thousand on written covered Bitcoin calls exercised in the money and settled by delivery of Bitcoin, partially offset by fair-value remeasurement gains on Bitcoin holdings of $676 thousand and covered-call option income, net of $320 thousand. We did not hold digital assets and did not write covered Bitcoin call options during the three or nine months ended September 30, 2025.

General and Administrative Expenses

For the nine months ended September 30, 2026, general and administrative expenses were $2,896 thousand, compared to $1,995 thousand for the nine months ended September 30, 2025. The increase principally reflects higher legal and audit fees associated with the Treasury Strategy, the convertible debenture, pre-funded warrant and Registered Direct Offering financings, the preparation of the proposed Redomiciliation Transaction described in Note 16 (Subsequent Events), the exit from the legacy solar operations and continuing public-company costs, together with higher payroll and rent expense, partially offset by lower advisory fees, tax services and other operating expenses. General and administrative expenses related to the legacy solar operations have been presented within discontinued operations for all periods presented.

Change in Fair Value of Debt and Derivative Instruments

For the nine months ended September 30, 2026, we recognized a net gain of $1,541 thousand on the change in fair value of debt and derivative instruments, compared to a gain of $12,434 thousand for the nine months ended September 30, 2025. As described under “Comparison of the three months ended September 30, 2026 and 2025, Change in Fair Value of Debt and Derivative Instruments,” the amounts are not directly comparable between periods: the 2025 gain arose from the fair-value remeasurement of the predecessor convertible debentures under the fair-value election, while the 2026 amount reflects changes in the fair value of the embedded conversion derivative liabilities associated with the convertible debentures issued during 2026, which are accounted for using the debt-host plus embedded-derivative model. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Interest Expense, Including Amortization of Debt Discount

For the nine months ended September 30, 2026, interest expense, including amortization of debt discount, was $1,173 thousand, consisting of accrued coupon interest on the convertible debentures and amortization of the related debt discount. There was no comparable interest expense recognized in continuing operations for the three or nine months ended September 30, 2025, because the predecessor convertible notes were accounted for at fair value, with all changes in fair value recognized within the fair-value line item.

Foreign Currency Gain (Loss), Net

For the nine months ended September 30, 2026, we recognized net foreign currency gains of $1 thousand within continuing operations, and for the nine months ended September 30, 2025, we recognized net foreign currency gains of $768 thousand within continuing operations.

Loss From Discontinued Operations, Net of Tax

For the nine months ended September 30, 2026, loss from discontinued operations, net of tax, including the $1,101 thousand loss on deconsolidation of Sono Motors GmbH, was $2,457 thousand, compared to $3,784 thousand for the nine months ended September 30, 2025. The decrease reflects the wind-down of operating activity at Sono Motors GmbH following our March 14, 2026 decision to terminate funding to, and exit, the legacy solar operations, and the May 4, 2026 sale of Sono Motors GmbH, after which Sono Motors GmbH’s results are no longer included in the Company’s results. The loss on deconsolidation had no comparable amount in the 2025 period. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Net Income (Loss)

For the nine months ended September 30, 2026, we reported a net loss of $5,145 thousand, compared to net income of $7,423 thousand for the nine months ended September 30, 2025. The change from net income to a net loss principally reflects a substantially lower net gain on the change in fair value of debt and derivative instruments ($1,541 thousand in the 2026 period, compared to $12,434 thousand in the 2025 period, which is not directly comparable, as described above), higher general and administrative expenses ($2,896 thousand in the 2026 period, compared to $1,995 thousand in the 2025 period, an increase of $901 thousand), interest expense of $1,173 thousand on the convertible debentures issued during 2026, the digital asset treasury loss, net, of $161 thousand and lower net foreign currency gains ($1 thousand in the 2026 period, compared to $768 thousand in the 2025 period), partially offset by a $1,327 thousand decrease in loss from discontinued operations, net of tax, which includes the $1,101 thousand loss on deconsolidation of Sono Motors GmbH.

Liquidity and Capital Resources

As of September 30, 2026, our cash was $467 thousand, compared to $205 thousand as of December 31, 2025. Cash consists of cash in bank accounts.

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

Sources and Uses of Liquidity

Historically, we have financed our operations through:

●

Equity and equity-linked financings, including our initial public offering in November 2021, a follow-on offering in May 2022, sales under a committed equity facility in 2022, and the Registered Direct Offering of 283,500 Ordinary Shares completed on September 2, 2026 for gross proceeds of approximately $757 thousand.

●

Convertible debentures issued to Yorkville from 2022 through 2025, which were exchanged for 1,401 Preferred Shares in September 2025 under the Exchange Agreement dated December 30, 2024, as amended. During 2026, the Company issued convertible debentures SEV-8 through SEV-11 to Yorkville in an aggregate principal amount of $5,050 thousand and a pre-funded warrant for gross proceeds of approximately $2.0 million. See Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

●	Limited grant funding and revenues from our legacy solar operations, which have been classified within discontinued operations.

Our cash outflows during the nine months ended September 30, 2026 were principally driven by:

●	General and administrative expenses, primarily professional fees, public-company and SEC reporting costs and other holding-company overhead.

●	Purchases of Bitcoin in connection with the Treasury Strategy.

●	Cash used in the operations of Sono Motors GmbH, which have been classified within discontinued operations.

Liquidity Outlook and Ability to Continue as a Going Concern

The Company has incurred recurring operating losses and historically negative cash flows from operations since inception, primarily attributable to the operations of Sono Motors GmbH, which has been classified as a discontinued operation for all periods presented; on May 4, 2026, the Company sold and transferred 100% of the outstanding share capital of Sono Motors GmbH to third-party purchasers. For the nine months ended September 30, 2026, the Company recorded a loss from continuing operations of $2,688 thousand and a net loss of $5,145 thousand, and as of September 30, 2026 had cash of $467 thousand, Bitcoin with a fair value of $4,442 thousand and an accumulated deficit of $338.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2026, management completed financing transactions and strategic actions related to the Company’s transition to the Treasury Strategy and its exit from legacy solar operations. These actions, which are more fully described under “Sources and Uses of Liquidity” above and in Note 3 (Liquidity and Going Concern Analysis), Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale), Note 8 (Convertible Notes, Embedded Derivatives and Pre-Funded Warrants) and Note 12 (Shareholders’ Equity (Deficit)) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, included: (i) raising aggregate gross proceeds of approximately $7.1 million through the issuance of the Q1 2026 Debentures to Yorkville on January 26, 2026, February 19, 2026 and March 10, 2026, respectively, in the aggregate principal amount of $4.35 million, the issuance to Yorkville on March 10, 2026 of a pre-funded warrant for aggregate proceeds of $2.0 million, and the issuance to Yorkville on April 28, 2026 of the April 2026 Debenture in the aggregate principal amount of $700 thousand, together with gross proceeds of approximately $757 thousand from the Registered Direct Offering completed on September 2, 2026; (ii) using a substantial portion of the proceeds to implement the Treasury Strategy, including the acquisition of Bitcoin and entry into an institutional framework with Blockchain.com in the form of the ISDA Master Agreement and the related Schedule and Credit Support Annex; and (iii) terminating all current and future funding commitments to Sono Motors GmbH and completing the Company’s exit from the legacy solar operations through the execution and consummation of the SPA pursuant to which Sono Motors GmbH was sold on May 4, 2026, which management expects to reduce certain of the Company’s ongoing cash outflows. These actions are relevant to management’s liquidity plans and operating strategy, but they did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include obtaining additional financing through further issuances of debt and equity securities, including pursuant to the Company’s effective shelf registration statement, sales of a portion of the Company’s Bitcoin holdings, and premium income generated from writing covered call options pursuant to the Treasury Strategy. The Company’s Bitcoin holdings, consisting of 53.40286810 BTC with a fair value of $4,442 thousand at September 30, 2026, serve as collateral for outstanding written covered call options, which are written on a weekly basis, and are available for sale upon expiration of the applicable options. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all, or that sales of digital assets, at then-prevailing prices, together with premium income, will be sufficient to fund the Company’s obligations as they become due. In addition, the Company expects to continue to incur professional fees and other transaction costs in connection with the proposed Redomiciliation Transaction described under “Recent Developments” above and in Note 16 (Subsequent Events), the completion of which is not assured.

The Company’s ability to maintain adequate liquidity remains subject to significant uncertainties, including, among other things, the price volatility and liquidity characteristics of digital assets, the terms and potential collateral requirements of transactions entered into in connection with the Treasury Strategy pursuant to the Credit Support Annex, the Company’s continuing obligations under the lease for the Munich premises formerly used by Sono Motors GmbH, the contemplated transfer of which has not been completed as a result of the preliminary insolvency proceedings opened with respect to Sono Motors GmbH in June 2026, as described under “Recent Developments” above, and the maturities in 2027 of the convertible debentures issued during the nine months ended September 30, 2026, which may require us to negotiate a refinancing or conversion prior to or at maturity. Based upon this uncertainty, management has concluded that there is substantial doubt that the Company will continue as a going concern.

See Note 3 (Liquidity and Going Concern Analysis) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Cash Flows

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025.

	For the nine months ended September 30,
Cash provided by (used in):	2026	2025
Operating activities	(2,792)	(6,066)
Investing activities	(4,791)	—
Financing activities	7,807	6,797
Effect of exchange-rate changes on cash	—	509
Net increase in cash, including cash of discontinued operations	224	1,240
Cash, including cash of discontinued operations, beginning of period	243	1,401
Cash, including cash of discontinued operations, end of period	467	2,641

Net Cash Provided by / (Used in) Operating Activities

Net cash used in operating activities was $2,792 thousand for the nine months ended September 30, 2026, compared to $6,066 thousand for the nine months ended September 30, 2025, and included $555 thousand and $3,793 thousand, respectively, used in the operating activities of Sono Motors GmbH, which are presented as discontinued operations. Net cash used in operating activities of continuing operations was $2,237 thousand for the 2026 period, reflecting a net loss of $5,145 thousand adjusted for noncash items, including the $1,356 thousand loss from discontinued operations, the $1,101 thousand loss on deconsolidation of Sono Motors GmbH, $831 thousand of amortization of debt discount, $161 thousand of digital asset treasury loss, net and the $1,541 thousand net gain on change in fair value of debt and derivative instruments, together with a $731 thousand increase in accounts payable and accrued liabilities and $342 thousand of accrued interest payable. Net cash used in operating activities of continuing operations was $2,273 thousand for the 2025 period, reflecting net income of $7,423 thousand adjusted for the $12,434 thousand noncash gain on change in fair value of convertible notes payable carried at fair value, $768 thousand of foreign currency gain, net and the $3,784 thousand loss from discontinued operations, together with the changes in operating assets and liabilities presented in the unaudited condensed consolidated statements of cash flows.

Net cash used in operating activities includes the operating cash flows of Sono Motors GmbH through its deconsolidation on April 30, 2026, which are presented separately as discontinued operations. Cash funding provided by the Company to Sono Motors GmbH was eliminated in consolidation. See Note 4 (Discontinued Operations and Assets and Liabilities Held for Sale) for cash flow information related to the discontinued operations of Sono Motors GmbH.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,791 thousand for the nine months ended September 30, 2026, reflecting purchases of Bitcoin of $5,000 thousand in connection with the Treasury Strategy, partially offset by $400 thousand of proceeds from the redemption of Bitcoin. The 2026 period also includes $191 thousand of cash of Sono Motors GmbH derecognized upon its deconsolidation on April 30, 2026, which is presented within discontinued operations. Investing activities provided no cash flows for the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,807 thousand for the nine months ended September 30, 2026, resulting from gross proceeds of $4,350 thousand received in connection with the issuance of the Q1 2026 Debentures, gross proceeds of $2,000 thousand received in connection with the issuance of the Pre-Funded Warrant, gross proceeds of $700 thousand received in connection with the issuance of the April 2026 Debenture and gross proceeds of $757 thousand received in connection with the Registered Direct Offering. Net cash provided by financing activities was $6,797 thousand for the nine months ended September 30, 2025, resulting from net draws of $6,705 thousand on convertible notes accounted for under the fair-value election and $92 thousand of proceeds from the issuance of Ordinary Shares.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting estimates from those disclosed in Part II, Item 7 of our 2025 Form 10-K, except for the addition of digital asset and derivative liability fair-value measurement and the change in reporting currency described in Note 2 (Basis of Presentation, Consolidation and Summary of Significant Accounting Policies) to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management team, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the unremediated material weakness in our internal control over financial reporting as described below and in Part II, Item 9A. “Controls and Procedures” in our 2025 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2026.

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

We are continuing to implement the remediation measures described in our 2025 Form 10-K, including the hiring of additional accounting staff, the appointment of a new chief financial officer with the requisite skills to address technical accounting and reporting issues, the engagement of third-party advisors to support our internal resources related to accounting and internal controls, ongoing internal training for our accounting and finance teams and continued investment in our finance information-technology systems. As of September 30, 2026, we are still in the process of remediating the previously identified material weaknesses. The change in reporting currency, the discontinued operations presentation, digital asset accounting, derivative valuation, convertible debt accounting and related SEC reporting requirements have increased the complexity of our control environment, and we are taking additional remediation steps to address these matters, including additional technical accounting review and additional support from third-party advisors.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled "Risk Factors" contained in our 2025 Form 10-K. In addition, for risks relating to the proposed Redomiciliation Transaction described in Note 16 to the unaudited condensed consolidated financial statements included in this Quarterly Report, see the section titled "Risk Factors" contained in the Registration Statement, which was declared effective by the SEC on October 16, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company issued an aggregate of 1,296,814 Ordinary Shares to holders of the Company’s Preferred Shares upon the conversion, at the election of such holders, of an aggregate of 43.2255 outstanding Preferred Shares in accordance with the terms of the Preferred Shares. In accordance with such terms, in connection with such conversions, the converting holders also surrendered to the Company, for no consideration, an aggregate of 16.4407 Preferred Shares, which are held by the Company in treasury. The Ordinary Shares were issued solely upon the conversion of outstanding securities of the Company, and the Company received no proceeds from, and the converting holders paid no additional consideration in connection with, such issuances. The issuance of the Ordinary Shares upon such conversions was exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof, as securities exchanged by the Company solely with its existing security holders, where no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchanges.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Cross-Border Merger Proposal, dated as of October 5, 2026, by and between Sono Group N.V. and Sono Group S.à r.l. (transformed into a public limited company under the corporate name of Sono Group S.A. prior to engaging in the Merger at the Merger Effective Time) (attached as Annex A to the proxy statement/prospectus included in the Registration Statement)	S-4/A	333-297478	2.1	10/14/2026

3.1	Articles of Association of Sono Group N.V., as amended effective September 9, 2025 (Dutch and English translations)	10-Q	001-41066	3.1	11/20/2025

3.2	Form of internal rules of the Management Board of Sono Group N.V.	F-1	333-260432	3.2	11/8/2021

3.3	Form of internal rules of the Supervisory Board of Sono Group N.V.	F-1	333-260432	3.3	11/8/2021

10.1	Convertible Debenture, dated January 26, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	01/29/2026

10.2	Convertible Debenture, dated February 19, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	02/24/2026

10.3	Pre-Funded Warrant Securities Purchase Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.1	03/10/2026

10.4	Pre-Funded Warrant, dated March 10, 2026, issued by Sono Group N.V. to YA II PN, Ltd.	8-K	001-41066	4.1	03/10/2026

10.5	Registration Rights Agreement, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.2	03/10/2026

10.6	Convertible Debenture, dated March 10, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	8-K	001-41066	10.3	03/10/2026

10.7	International Swaps and Derivatives Association, Inc. 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.1	03/16/2026

10.8	International Swaps and Derivatives Association, Inc. Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.2	03/16/2026

10.9	International Swaps and Derivatives Association, Inc. Credit Support Annex to the Schedule to the 2002 ISDA Master Agreement, dated as of March 10, 2026, between Blockchain.com (BVI) II Limited and Sono Group N.V.	8-K	001-41066	10.3	03/16/2026

10.10	Share Purchase and Transfer Agreement dated May 4, 2026	8-K	001-41066	10.1	05/08/2026

10.11	Convertible Debenture, dated April 28, 2026, by and between Sono Group N.V. and YA II PN, Ltd.	10-Q	001-41066	10.11	05/19/2026

10.12	Share Purchase Agreement, dated August 31, 2026, between Sono Group N.V. and the purchasers named therein	8-K	001-41066	10.1	08/31/2026

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

99.1	Explanatory Notes to the Cross-Border Merger Proposal dated September 10, 2026	S-4/A	333-297478	99.5	09/11/2026

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONO GROUP N.V.

Date: November 9, 2026	By:	/s/ Kevin McGurn
Kevin McGurn
Chief Executive Officer and Managing Director

Date: November 9, 2026	By:	/s/ Martin Scott Calhoun
Martin Scott Calhoun
Chief Financial Officer